Form 10-K
period 2018-12-31
ULTRALIFE CORP
filed 2019-02-07
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer …. Accelerated filer ...X… Non-accelerated filer …. Smaller reporting company ..X... Emerging growth company ....

 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes…. No..X...

On June 30, 2018, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $96,303,216 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 29, 2018.

As of February 6, 2019, the registrant had 20,059,168 shares of common stock outstanding, net of 4,399,850 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	3

	1A	Risk Factors	15

	1B	Unresolved Staff Comments	22

	2	Properties	22

	3	Legal Proceedings	22

	4	Mine Safety Disclosures	23

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23

	6	Selected Financial Data	24

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	7A	Quantitative and Qualitative Disclosures About Market Risk	34

	8	Financial Statements and Supplementary Data	35

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61

	9A	Controls and Procedures	61

	9B	Other Information	61

PART III	10	Directors, Executive Officers and Corporate Governance	62

	11	Executive Compensation	62

	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62

	13	Certain Relationships and Related Transactions, and Director Independence	62

	14	Principal Accountant Fees and Services	62

PART IV	15	Exhibits, Financial Statement Schedules	63

	Signatures		65

	Index to Exhibits		66

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our inability to comply with changes to the regulations for the shipment of our products; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; possible impairments of our goodwill and other intangible assets; our customers’ demand falling short of volume expectations in our supply agreements; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and developments in the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. When used in this report, the words “anticipate”, “believe”, “estimate”, plan”, “intend”, “foresee”, “may”, “could”, “will”, “likely”or “expect” or words of similar import are intended to identify some, but not all of, such forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

As used in this Form 10-K Annual Report, unless otherwise indicated, the terms “the Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; and our majority-owned joint venture Ultralife Batteries India Private Limited.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes:  Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 9 in the notes to consolidated financial statements.)

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

We continue to be awarded development contracts resulting in intellectual property that we believe will enhance our efforts to commercialize new products that we develop. Revenues in this segment that pertain to product development may vary widely each year, depending upon the quantity and size of contracts awarded.

Revenues for this segment for the year ended December 31, 2018 were $70,497 and segment contribution (gross profit) was $19,574.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adapters (“VAA”) for multiple programs, including Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems, U.S. Army Leader Radio Program, U.S. Army’s Security Force Assistance Brigades (SFABs) and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and foreign defense organizations that we are permitted to sell our products to, as well as, U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2018 were $16,693 and segment contribution (gross profit) was $6,009.

Corporate

We allocate revenues and cost of sales between the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2018 and our corporate operating expenses were $19,028.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2018 Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 9 in the notes to consolidated financial statements.

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

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas. This acquisition expanded our channels into the military communications area and strengthened our presence in global defense markets. During the second half of 2007, the operations of the Waco, Texas facility were relocated to our Newark, New York facility. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

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

Products, Services and Technology

Battery & Energy Products

A non-rechargeable battery is used until discharged and then replaced. The principal competing non-rechargeable battery technologies are Carbon zinc, alkaline and Lithium. We manufacture a range of non-rechargeable battery products based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monofluoride hybrid, and Lithium Thionyl Chloride technologies.

Non-Rechargeable Batteries

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

Sales and Marketing

We employ a staff of sales and marketing personnel in North America, Europe and Asia. We sell our products and services directly to commercial customers, including OEMs, as well as government and defense agencies in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in defined territories. Every effort is made to adjust future prices when and if possible, but the ability to adjust prices is generally based on market conditions.

We also distribute some of our products through domestic and international distributors and retailers. These sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and other customers. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. In general we do not believe our sales are seasonal, although we may sometimes experience seasonality for some of our military products based on the timing of government fiscal budget expenditures.

A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with applicable procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time. Even if a contract is awarded there is no guarantee that the government will order product under the contract.

We have one major customer, a large defense primary contractor, which comprised 16% and 18% of our revenues in 2018 and 2017, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2018, sales to U.S. and non-U.S. customers were approximately $53,054 and $34,136, respectively. In 2017, sales to U.S. and non-U.S. customers were approximately $47,614 and $37,917, respectively.

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

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution channels. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualifications testing for the products under contract by the military. An inability by us to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects. When a government contract is awarded, there is a government procedure that permits for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries, which has resulted in awards of significant contracts. In March 2017, we were awarded a production contract by the U. S. Government’s Defense Logistics Agency for up to five years, with a maximum total potential of $21,400, to provide an updated BA-5390 non-rechargeable Lithium Manganese Dioxide batteries to the U.S. military. While production deliveries are expected to begin in the first half of 2019, we continue to receive orders for our legacy BA-5390 batteries from the Defense Logistics Agency. In January 2018, we received a $3,348 contract from the Defense Logistics Agency to ship our legacy BA-5390 batteries within one hundred ninety days of the contract date. In October 2017, we were awarded a production contract by the Defense Logistics Agency for five years, with a maximum potential of $49,800, to provide our hybrid lithium manganese dioxide/carbon monofluoride (CFx) non-rechargeable BA-5790 and BA-5795 batteries. Production deliveries under this award are expected to begin in the first half of 2019.

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

We continue to expand our marketing activities as part of our strategic plan, a comprehensive forward-looking document which sets forth our strategic growth plans, tactical actions and financial projections over a rolling three-year period, to increase sales of our rechargeable products for commercial, standby, defense and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our network of distributors and value added distributors throughout the world.

At December 31, 2018 and 2017, our backlog related to Battery & Energy Products was approximately $29,300 and $31,000, respectively. The 5% year-over-year decrease in our Battery & Energy Products backlog at December 31, 2018 was essentially eliminated with firm orders received in the first week of January 2019.   The 2018 year-end backlog is related to orders that are expected to ship throughout 2019.

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

At December 31, 2018 and 2017, our backlog related to Communications Systems orders was approximately $21,700 and $8,100, respectively. The 168% increase in our Communications Systems backlog at December 31, 2018 is mostly a result of two October 2018 contract awards totaling $19,200 to supply our Vehicle Amplifier-Adaptors (“VAA”) and Mounted Vehicle Adaptors to a large global defense contractor to support the U.S. Army’s Network Modernization initiatives, Leader Radio Program and other opportunities, as well as a purchase order received on an October 2018 indefinite-delivery/indefinite quantity contract for vehicle communication kits for use by the U.S. Department of Defense. The 2018 year-end backlog is related to orders that are expected to ship throughout 2019.

Patents, Trade Secrets and Trademarks

We use our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor obtain access to our proprietary information, know-how and trade secrets. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold ten patents issued in the U.S., two patents issued in the European Union member states, one patent issued in the United Kingdom, one patent issued in China, one patent issued in India, one patent issued in Japan, one patent issued in Taiwan and have five patents pending in the U.S, European Union member states, Australia and India. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

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

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own. The following are registered trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, Ultra®, LithiumPower®, LithiumPower & Design®, SmartCircuit®, Smart Circuit®, Smart Circuit & design®, We Are Power®, AMTI®, ABLE™, ACCUTRONICS®, ACCUPRO®, ENTELLION®, Intelligent Power Vault®, McDowell Research® and RPS®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facilities in Newark, New York are ISO 9001 and ISO 13485 certified. Our manufacturing facilities in Shenzhen, China are ISO 9001, ISO 1401 and ISO 13485 certified. Our manufacturing facilities in Virginia Beach, Virginia are ISO 9001 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified.

We expect our future raw material purchases to fluctuate based on global demand of our products, our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt batteries, and thin cells. Capacity, however, is also affected by demand for particular products, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that planned increases will be adequate to meet foreseeable customer demand.

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

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $14,007 and $16,650 as of December 31, 2018 and 2017, respectively. The year-over-year 16% decrease primarily reflects Management’s efforts to reduce inventory from historically maintained levels.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $8,836 and $9,676 as of December 31, 2018 and 2017, respectively. The year-over-year 9% decrease primarily reflects Management’s efforts to reduce inventory from historically maintained levels.

Research and Development

We concentrate significant resources on research and development activities to improve our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Newcastle-under-Lyme, United Kingdom and Shenzhen, China. During 2018 and 2017, we expended $4,905 and $5,142, respectively, on research and development, including $397 and $405, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. The year-over-year decrease primarily reflects the timing of development and testing costs associated with our new products, including Vehicle Amplifier-Adaptor products for our Communications Systems business and new products for our Battery & Energy Products business. We expect that research and development expenditures in the future could increase by 20% or more over 2018 levels, based on current initiatives underway, including completing the development and testing of our CR123A batteries in Newark, N.Y., our Thionyl Chloride battery project in China and our VAA systems under the October 2018 contract awards for our Communications Systems business, and as we anticipate that new product development will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

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

Safety; Regulatory Matters; Environmental Considerations

Certain of the materials utilized in our batteries may pose safety problems if improperly used, stored, or handled. We have designed our batteries to minimize safety hazards both in manufacturing and use. Our batteries are subject to the regulations noted below, among others.

The transportation of non-rechargeable and rechargeable Lithium batteries is regulated in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and internationally by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and other country specific regulations. These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to PHMSA, ICAO, IATA, IMDG and other country specific hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling, marking and shipping paper specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. However, if we are unable to comply with any such new regulations, or if regulations are introduced that limit our or our customers’ ability to transport our products in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2018 and 2017, we spent approximately $266 and $175, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of June 1, 2018 for the 2017 calendar year and we continue to utilize appropriate measures with our suppliers in order to better ascertain the origin of the conflict minerals in our products.

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

Historically, although other entities may attempt to take advantage of the growth of the battery market, the Lithium battery cell industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of Lithium battery cells require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery cell manufacturing, we have also developed significant expertise in the non-rechargeable battery market, which we believe would be difficult for new entrants to reproduce without substantial time and expense.

Employees

As of December 31, 2018, we employed a total of 580 permanent and temporary employees: 30 in research and development, 484 in production and 66 in sales and administration. None of our employees are represented by a labor union.

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

We have one major customer, a large defense primary contractor, which comprised 16% and 18% of our revenues in 2018 and 2017, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with our major customer to be good, the reduction, delay or cancellation of orders from this customer or this customer’s insolvency / inability to pay, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

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

Our operations in China are subject to unique risks and uncertainties, including tariffs and trade restrictions.

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, other civil disturbances and the possible impact of the imposition of tariffs by the U.S. Government on 9 Volt batteries that we manufacture in China as well as any retaliating trade policies or restrictions. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

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

We may incur significant costs or liabilities to satisfy obligations under the terms of the warranties we supply and the contractual terms under which we sell our products and services.

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

Our supply of raw materials and components could be disrupted, delayed, or the cost of those raw materials and components may materially increase.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our supplying defense products to the U.S. government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives. However, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of deliveries from sole source suppliers in the future. Of particular note is the increased demand for Lithium-based cells from the electric vehicle manufacturers. While this has resulted in increased supply of such cells, we continue to monitor our supply chain closely to ensure that any potential supply interruptions are minimized.

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

Reductions or delays in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2018 and 2017, approximately $46,100 or 53% and $44,700 or 52%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $39,900 or 46% in 2018 and $35,100 or 41% in 2017. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

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

Breaches in security, whether cyber or physical, and other disruptions and/or our inability to prevent or respond to such breeches, could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical and cyber security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyber attack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken our results of operations and liquidity. In 2017, we formed a cyber security executive management committee with oversight responsibility to minimize the risk of breaches. In 2018 the Committee with the assistance of outside security consultants completed a comprehensive Systems Security Plan and a Plan of Action Memorandum in compliance with the requirements of NIST Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations. The Committee continues to review all key aspects of cyber security utilizing our outside security consultants to ensure a robust plan is in place and provides quarterly updates to our Board.

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

We maintain manufacturing operations in North America, Europe and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. While the percentage of our business with customers outside of the U.S. declined in 2018, sales to such customers still make up a significant percentage of our total revenues. For example, in 2018, 39% our sales were to customers outside of the U.S. as compared to 44% in 2017. A future strengthening of the U.S. Dollar relative to our customers’ currencies could make our products relatively more expensive to them, and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency value relative to the U.S. dollar. With the present uncertainties surrounding Brexit, it is difficult at this time to assess any impact to the Company. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

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

At December 31, 2018, we had approximately $63,388 of U.S. and $10,220 of U.K. net operating loss carryforwards and $1,817 of U.S. tax credit carryforwards available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards. As of December 31, 2018, the Company recognized the release of the valuation allowance on our net operating loss carryforwards and other U.S. deferred tax assets on the basis of assessment by management. Based on the results of our assessment, management concluded that, due to projected profitability, it is more likely than not that our U.S. deferred tax assets will be fully realized. Failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized. See discussion in Management’s Discussion & Analysis on Page 28.

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

The U.S. and foreign governments can audit our contracts with their respective defense and government agencies and, under certain circumstances, can adjust the economic terms, delivery schedule or other terms of those contracts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China and approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, Newcastle-under-Lyme, United Kingdom and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

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

Holders

As of February 6, 2019, there were approximately 3,600 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

On October 31, 2018, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on November 1, 2018 and under which the Company was authorized to repurchase up to 2.5 million shares of its outstanding common stock over a period not to exceed twelve months.

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

In 2018, we repurchased a total of 105,674 shares of our common stock for an aggregate consideration of $739, excluding fees and commissions, under the Share Repurchase Program.

The following table sets forth information regarding 2018 purchases of our common stock under this program:

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

November 2018	29,691	$7.26	29,691	2,470,309
December 2018	75,983	$6.89	75,983	2,394,326
Total for 2018	105,674	$6.99	105,674	2,394,326

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

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. We acquired Accutronics to advance our strategy of commercial revenue diversification, to expand our geographic penetration, and to achieve revenue growth from new product development.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Consolidated revenues increased by $1,659 or 1.9% to $87,190 for the year ended December 31, 2018 compared to $85,531 for the year ended December 31, 2017. During 2018, we experienced revenue growth of 1.0% for our Battery & Energy products business and 6.0% for our Communications Systems business. This 2018 performance reflected a $1,405 or 3.1% increase in sales to government and defense customers and a $254 or 0.6% increase in sales to our commercial customers. The increase in government and defense sales reflects higher U.S. and international demand for our military batteries and chargers which increased $454 or 1.6% in 2018 and higher demand for our core Communications Systems products such as 20-watt amplifiers and universal vehicle adaptors and higher shipments of our Vehicle Amplifier-Adaptors under a contract awarded by a global defense contractor which increased $951 or 6.0% in 2018. The increase in our commercial business was due primarily to an 8.4% increase in our medical sales partially offset by lower demand for 9 Volt batteries.

Gross margin decreased from 30.7% for the year ended December 31, 2018 to 29.3% for the year ended December 31, 2017. The 140 basis point decrease was due primarily to product mix in both our Battery & Energy Products and Communications Systems business segments.

Operating expenses decreased by $728 or 3.7% to $19,028 during the year ended December 31, 2018, compared to $19,756 during the year ended December 31, 2017. This decrease was due primarily to strict control over discretionary spending, while focusing on the development of new products and revenue growth. Operating expenses as a percentage of revenues decreased 130 basis points from 23.1% in 2017 to 21.8% in 2018 due to the combination of higher revenues and lower expenses in 2018.

Income tax benefit was $18,386 for the year ended December 31, 2018, compared to $1,369 for the year ended December 31, 2017. 2018 includes a non-cash tax benefit of $18,652 reflecting our release of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018 based on management’s assessment of a number of factors including the expectation of future sustained profitability of our business sufficient to utilize our net operating losses and tax credits. As a result of the Tax Cuts and Jobs Act, a one-time, non-cash tax benefit of $1,939 was included in our 2017 results upon the revaluation, at the newly enacted 21% Federal tax rate, of deferred tax liabilities relating to book-to-tax differences on goodwill and indefinite-lived intangible assets.

Net income attributable to Ultralife for 2018 was $24,930, which includes the non-cash tax benefit of $18,652, compared to $7,648, which includes the one-time, non-cash tax benefit of $1,939, for the year ended December 31, 2017. Reported earnings per share for 2018 of $1.57 per basic share ($1.53 per diluted share) include $0.40 from our operating performance plus $1.17 related to the tax benefit, compared to $0.49 per basic share ($0.48 per diluted share) for 2017, including $0.37 from our operating performance plus $0.12 related to the tax benefit.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $9,902 for the year ended December 31, 2018 compared to $9,594 for the prior period. See the section “Adjusted EBITDA” beginning on page 29 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $25,934, an increase of $7,604 or 41.5% from the cash position of $18,330 as of December 31, 2017. The increase primarily reflects our favorable operating performance and a 13.2% decrease in inventory. We had no debt as of December 31, 2018 or December 31, 2017.

The opportunities for growth in 2019 from our commercial diversification strategy and government/defense customers remain strong, and we have started the new fiscal year with over $50 million in backlog, a 30% increase over the beginning of 2018. As a result of this starting point, other new revenue opportunities, and continued operating expense discipline, we expect to deliver profitable growth in 2019.

Results of Operations

Year Ended December 31, 2018 Compared With the Year Ended December 31, 2017:

	Year Ended December 31,		Increase/
	2018	2017	(Decrease)
Revenues:
Battery & Energy Products	$70,497	$69,789	$708
Communications Systems	16,693	15,742	951
Total	87,190	85,531	1,659
Cost of Products Sold:
Battery & Energy Products	50,923	50,130	793
Communications Systems	10,684	9,169	1,515
Total	61,607	59,299	2,308
Gross Profit:
Battery & Energy Products	19,574	19,659	(85)
Communications Systems	6,009	6,573	(564)
Total	25,583	26,232	(649)
Operating Expenses	19,028	19,756	(728)
Operating Income	6,555	6,476	79
Other (Income) Expense, Net	(58)	181	239
Income Before Taxes	6,613	6,295	318
Income Tax Benefit	(18,386)	(1,369)	17,017
Net Income	24,999	7,664	17,335
Net Income Attributable to Non-Controlling Interest	69	16	53
Net Income Attributable to Ultralife	$24,930	$7,648	$17,282
Net Income Attributable to Ultralife Common Shares – Basic	$1.57	$0.49	$1.08
Net Income Attributable to Ultralife Common Shares – Diluted	$1.53	$0.48	$1.05

Weighted Average Shares Outstanding –Basic	15,881,976	15,527,759	354,217
Weighted Average Shares Outstanding – Diluted	16,346,980	15,858,435	488,545

Revenues. Total revenues for the year ended December 31, 2018 amounted to $87,190, an increase of $1,659, or 1.9% from the $85,531 reported for the year ended December 31, 2017.

Battery & Energy Products revenues increased $708, or 1.0%, for the year ended December 31, 2018. Government and defense sales of this business increased 1.6% from 2017 and now comprise 41.8% of total segment sales versus 41.6% last year. The increase primarily reflects the higher overall demand for batteries and chargers across our U.S. customer base. Commercial revenues of this business increased 0.6% from 2017 and now comprise 58.2% of total segment sales versus 58.4% last year. The year-over-year increase primarily resulted from an 8.5% increase in medical sales due to increased demand for our medical batteries and chargers, partially offset by 15.1% decline in 9 Volt battery sales.

Communications Systems revenues increased $951 or 6.0% for the year ended December 31, 2018. Revenues attributable to fulfillment of a contract for Vehicle Amplifier-Adaptors to a global prime defense contractor for the U. S. Army’s Security Force Assistance Brigades and other opportunities, as well as higher demand for our core amplifiers and integrated solutions products were responsible for the increase.

Our order backlog at December 31, 2018 was $50,944, an increase of $11,858 or 30.3% from the backlog at December 31, 2017, which was $39,086. For our Battery & Energy Products business, the backlog decreased by $1,758 or 5.7% from $31,013 to $29,255 primarily due to the timing of orders from a certain medical customer which were subsequently received in the first week of January 2019. For our Communications Systems business, the backlog increased by $13,616 or 168.7% to $21,689 from $8,073 resulting primarily from a $10,900 contract and an $8,300 contract, both awarded in October 2018 from a global prime defense contractor for our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader Radio Program and other opportunities, as well as a $1,600 initial firm order on a $9,500 indefinite-delivery/indefinite-quantity contract also awarded in October 2018 for our vehicle communication kits for use by the U.S. Department of Defense.

Cost of Products Sold and Gross Profit.   Cost of products sold for the year ended December 31, 2018 increased $2,308, or 3.9%, from the year ended December 31, 2017. Consolidated cost of products sold as a percentage of total revenue increased from 69.3% for the year ended December 31, 2017 to 70.7% for the year ended December 31, 2018. Correspondingly, consolidated gross margin was 29.3% for the year ended December 31, 2018, compared with 30.7% for the year ended December 31, 2017. The 140 basis point decline in gross margin is due primarily to product mix in both of our business segments.

For our Battery & Energy Products segment, the cost of products sold increased $793 or 1.6%, from the year ended December 31, 2017. Battery & Energy Products’ gross profit for 2018 was $19,574 or 27.8% of revenues, a decrease of $85 or 0.4% from gross profit of $19,659, or 28.2% of revenues, for 2017. As a result, Battery & Energy Products’ gross margin as a percentage of revenues decreased for the year ended December 31, 2018 by 40 basis points from the prior year to 27.8%, reflecting product mix, including a larger concentration of government and defense sales primarily consisting of legacy products compared to the prior year.

For our Communications Systems segment, the cost of products sold increased by $1,515 or 16.5% from the year ended December 31, 2017. Communications Systems’ gross profit for the year ended December 31, 2018 was $6,009 or 36.0% of revenues, a decrease of $564 or 8.6% from gross profit of $6,573 or 41.8% of revenues, for the year ended December 31, 2017. The 580 basis points decrease in gross margin as a percentage of revenue during 2018 to 36.0% is primarily due to sales product mix between competitively bid large program shipments and core/flow sales.

Operating Expenses. Total operating expenses for the year ended December 31, 2018 decreased $728 or 3.7% from the year ended December 31, 2017. This decrease was primarily attributable to strict control over non-revenue related discretionary spending, while continuing to focus on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 21.8% for the year ended December 31, 2018 compared to 23.1% for the comparable 2017 period. Amortization expense associated with intangible assets related to our acquisitions decreased to $397 for the year ended December 31, 2018 ($250 in selling, general and administrative expenses and $147 in research and development costs) from $422 for the year ended December 31, 2017 ($257 in selling, general and administrative expenses and $165 in research and development costs). Research and development costs were $4,508 in 2018, a decrease of $229 or 4.8%, from $4,737 reported in 2017. The decrease primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $499 or 3.3%, from $15,019 for the year ended December 31, 2017 to $14,520 for the year ended December 31, 2018. The decrease is primarily attributable to lower variable compensation expenses between periods and continued tight control over discretionary spending.

Other Income (Expense). Other income (expense) totaled $58 for the year ended December 31, 2018 compared to ($181) for the year ended December 31, 2017. Interest and financing expense, net of interest income, decreased $120 from $183 for 2017 to $63 for 2018 due to the interest income earned on the higher cash balances throughout 2018. Miscellaneous income (expense) amounted to $121 for 2018 compared with $2 for 2017, primarily due to transactions impacted by foreign currency fluctuation between the U. S. Dollar, Pound Sterling and Euro.

Income Taxes.  We recorded a tax benefit of $18,386 for the year ended December 2018 compared to $1,369 for the year ended December 31, 2017. A non-cash tax benefit of $18,652 was included in our 2018 results reflecting our release of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018 based on management’s assessment of a number of factors including the expectation of future sustained profitability of our business sufficient to utilize our net operating losses and tax credits. A one-time, non-cash tax benefit of $1,939 was included in our 2017 results as a result of the Tax Cut and Jobs Act requiring the revaluation, at the newly enacted 21% Federal tax rate, of deferred tax liabilities relating to book-to-tax differences on goodwill and certain other indefinite-lived intangible assets. Excluding these one-time tax benefits, and applying the reversal of the U.S. valuation allowance at December 31, 2018, the tax provisions for 2018 and 2017 would have been $266, and $570, respectively, primarily reflecting the income generated by our foreign operations and the recognition of deferred tax liabilities generated from the amortization of goodwill and certain other indefinite-lived intangible assets for tax purposes that cannot be predicted to reverse for book purposes.

As of December 31, 2018, the Company recognized the release of the valuation allowance on our net operating loss carryforwards and other U.S. deferred tax assets on the basis of management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including further demonstration of sustained profitability in our core business and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility in our core business. Our assessment also considered our expectation to utilize our domestic net operating loss carryforwards of $63,388, which expire 2019 thru 2035, and our general business tax credits of $1,817, which expire 2028 thru 2037. Based on the results of our assessment, management concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized. Reversal of the valuation allowance on our U.S. deferred tax assets is an indicator of our positive sentiment about Ultralife’s future profitability.

As of December 31, 2018 and 2017, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of $10,220, nearly all of which can be carried forward indefinitely. Management has concluded that the realizability of the UK net operating loss carryforwards is not more likely than not, as utilization of the net operating losses may be limited due to the change in the past U.K. operation. These net operating losses in the U.K. cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations. As of December 31, 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets, as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $24,930, which includes the $18,652 tax benefit, compared to $7,648, which includes the $1,939 tax benefit, for the year ended December 31, 2017. Reported earnings per share for 2018 of $1.57 per basic share ($1.53 per diluted share) includes $0.40 from our operating performance plus $1.17 related to the tax benefit, compared to 2017 of $0.49 per basic share ($0.48 per diluted share) including $0.37 from our operating performance, plus $0.12 related to the tax benefit. Average common shares outstanding used to compute diluted earnings per share increased from 15,858,435 in the 2017 period to 16,346,980 in the 2018 period, mainly due to the increase in the weighted average stock from $6.42 for 2017 to $8.61 for 2018 and the resulting impact on the treasury method used to calculate dilutive shares.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to Net income attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The term Adjusted EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation or as a substitute for net income attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

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

	Years ended December 31,
	2018	2017
Net Income Attributable to Ultralife	$24,930	$7,648
Add:
Interest Expense, Net	63	183
Income Tax Benefit	(18,386)	(1,369)
Depreciation	1,972	2,005
Amortization of Intangible Assets and Financing Fees	433	474
Stock-Based Compensation Expense	890	653
Adjusted EBIDTA	$9,902	$9,594

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2018, cash totaled $25,934 (including restricted cash of $351), an increase of $7,604, or 41.5%, from the beginning of the year primarily attributable to the Company’s operating performance and reduction in inventory in 2018. During the year ended December 31, 2018, we generated $10,886 of cash from operating activities as compared to $7,270 of cash for the year ended December 31, 2017, an increase of $3,616 or 49.7%. In 2018, cash generated from operating activities was primarily a result of our net income of $24,999 plus non-cash expenses of depreciation, amortization, and stock-based compensation totaling $3,295, offset by a $18,643 net deferred tax benefit primarily attributable to a non-cash benefit of $18,652 relating to our release of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018. Working capital changes of $1,235 for 2018 increased the operating cash generated, due mainly to a $3,186 reduction in inventory.

Cash used in investing activities totaled $4,185 and $1,392 in 2018 and 2017, respectively, consisting solely of capital expenditures.  The year-over-year increase in capital expenditures was due primarily to the 2018 payment for automation equipment pertaining to our Battery & Energy Products business, including 3-Volt cell production.

We generated $1,168 in cash from financing activities during 2018, compared to $1,403 from financing activities during 2017. In 2018 and 2017, we received $1,568 and $1,429, respectively, in funds from the issuance of common stock in connection with the exercise of stock options by our employees. In 2018 and 2017, we used $55 and $26, respectively, for tax withholdings related to stock-based awards. In 2018, we spent $742 (including fees and commissions) to repurchase our common stock under the Company’s Share Repurchase Program, which commenced on November 1, 2018. We also received $397 in 2018 for a government grant awarded in the People’s Republic of China to fund specified future technological research and development initiatives.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to taxable income. As of December 31, 2018, none of our U.S. net operating loss carryforwards have expired. See Note 7 in our notes to the consolidated financial statements for additional information.

As of December 31, 2018, we had made commitments to purchase approximately $2,848 of production machinery and equipment.

Positive operating cash flow is expected to continue to be adequate to meet obligations for both financing and investing.

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

The Credit Facility provides the Company with an aggregate of up to $30,000 of loan and letter of credit availability determined based on a borrowing base formula. The Company had available borrowings of approximately $30,000 under the Credit Facility at December 31, 2018. The Company may use advances under the Credit Facility for general working capital purposes, to reimburse drawings under letters of credit and to fund capital expenditures and acquisitions, all subject to the terms of the Credit Agreement. The Company had no amounts drawn under the Prior Credit Agreement at the time of its expiration and has not borrowed under the Credit Facility.

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of December 31, 2018.

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

As of December 31, 2018, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

See Note 4 in the notes to consolidated financial statements for additional information.

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

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the application of accounting policies and the use of estimates. The accounting policies most important to the preparation of the consolidated financial statements and estimates that require management’s most difficult, subjective or complex judgments are described below.

Revenue Recognition:

Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09 (Topic 606) “Revenue from Contracts with Customers”. Adoption of Topic 606 did not impact the timing of revenue recognition in our consolidated financial statements for the current or prior periods. Upon adoption, we have updated our policies to conform to the new standard.

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

Our contracts with customers generally have an original expected duration of less than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Valuation of Inventory:

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. Our inventory includes raw materials, work in process and finished goods. We recognize provisions for excess, obsolete or slow moving inventory. Inherent in our estimates of net realizable value in determining inventory valuation are assumptions related to expectations of future demand for our products, product lifecycles, product support, technical obsolescence, regulatory requirements, and economic and market conditions. Estimates related to the valuation of inventory are susceptible to changes as the underlying assumptions are continuously evaluated. If our assumptions are adversely different from those estimated by management, inventory adjustments to reduce inventory values would result in an increase in inventory write-offs and a decrease in gross margins.

Warranties:

We generally offer standard warranties against product defects. We do not offer separate service-type warranties. We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs and related reserves are based on actual past experience and are generally estimated as a percentage of sales over the warranty period.

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

Goodwill and Other Intangible Assets:

The purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.  We do not amortize goodwill and intangible assets with indefinite lives, but instead evaluate these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are recognized over their estimated useful life.

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

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2018.  We identified four goodwill reporting units. We performed a quantitative impairment test of goodwill using a discounted cash flow model and concluded that the fair value of each reporting unit exceeded its respective carrying value. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, revenue growth rates and profit margins based on past results, internal forecasts, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. We performed a quantitative impairment test of each of our four trademarks as of October 1, 2018 using the relief from royalty method and concluded that the fair value of each trademark exceeded its carrying value. Significant estimates and judgments included an assessment of our future revenue prospects, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and royalty rates based on external market data. Based on the results of our quantitative impairment tests, and consideration of qualitative factors, no impairments were identified. Fair value exceeded carrying value for all reporting units and trademarks by more than 10%. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

Stock-Based Compensation:

We recognize compensation cost relating to share-based payment transactions in our financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We calculate implied volatility for stock options based on an average of historical volatility over the expected life of the awards. The computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards and the vesting period. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. Our awards are generally valued using the Black-Scholes method. If required, our market based awards are valued using a Monte Carlo simulation.

Income Taxes:

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Pursuant to ASC 740, the realizability of our deferred tax assets is evaluated based on all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment of the realizability of our deferred tax assets is based on a number of factors including but not limited to the sustainability of earnings from our core business, the accuracy of our internal earnings forecasts for future periods, our history of operating losses, our historical operating volatility, and the general business climate. As a significant portion of our deferred tax assets is comprised of net operating loss carryforwards, our ability to utilize our net operating loss carryforwards (before expiration) is also an important factor considered in our assessment. A valuation allowance is recognized when, based on the results of our assessment, the realizability of deferred tax assets is not more likely than not.

As of December 31, 2018, the Company recognized the release of the valuation allowance on our net operating loss carryforwards and other U.S. deferred tax assets on the basis of management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including further demonstration of sustained profitability in our core business and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility in our core business. Our assessment also considered our expectation to utilize our domestic net operating loss carryforwards of $63,388, which expire 2019 thru 2035, and our general business tax credits of $1,817, which expire 2028 thru 2037. Based on the results of our assessment, management concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized.

As of December 31, 2018 and 2017, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of $10,220, nearly all of which can be carried forward indefinitely. Management has concluded that the realizability of the U.K. net operating loss carryforwards is not more likely than not, as utilization of the net operating losses may be limited due to the change in the past U.K. operation. There are no other deferred tax assets related to the past U.K. operations. As of December 31, 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets, as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

Business Combinations:

We account for businesses acquired using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The underlying net assets are recorded at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statements of income and comprehensive income beginning on the respective acquisition date.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 43.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ultralife Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultralife Corporation (the Company) and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2016.

Rochester, New York

February 7, 2019

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$25,583	$18,241
Restricted Cash	351	89
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $296 and $292, Respectively	16,015	14,657
Inventories, Net	22,843	26,326
Prepaid Expenses and Other Current Assets	2,429	2,603
Total Current Assets	67,221	61,916
Property, Equipment and Improvements, Net	10,744	7,570
Goodwill	20,109	20,458
Other Intangible Assets, Net	6,504	7,085
Deferred Income Taxes, Net	15,444	32
Security Deposits and Other Non-Current Assets	82	125
Total Assets	$120,104	$97,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,919	$8,787
Accrued Compensation and Related Benefits	1,494	2,413
Accrued Expenses and Other Current Liabilities	3,413	2,871
Income Taxes Payable	121	168
Total Current Liabilities	14,947	14,239
Deferred Income Taxes, Net	591	3,867
Other Non-Current Liabilities	32	31
Total Liabilities	15,570	18,137

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 20,053,335 Shares and 19,670,928 Shares, Respectively; Outstanding – 15,920,585 Shares and 15,651,217 Shares, Respectively	2,005	1,966
Capital in Excess of Par Value	182,630	180,211
Accumulated Deficit	(57,964)	(82,894)
Accumulated Other Comprehensive Loss	(2,786)	(1,611)
Treasury Stock - at Cost; 4,132,750 Shares and 4,019,711 Shares, respectively	(19,266)	(18,469)
Total Ultralife Corporation Equity	104,619	79,203
Non-Controlling Interest	(85)	(154)
Total Shareholders’ Equity	104,534	79,049

Total Liabilities and Shareholders' Equity	$120,104	$97,186

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017

Revenues	$87,190	$85,531
Cost of Products Sold	61,607	59,299
Gross Profit	25,583	26,232

Operating Expenses:
Research and Development	4,508	4,737
Selling, General and Administrative	14,520	15,019
Total Operating Expenses	19,028	19,756

Operating Income	6,555	6,476

Other Expense (Income):
Interest and Financing Expense	63	183
Miscellaneous	(121)	(2)
Income Before Income Taxes	6,613	6,295
Income Tax Benefit	18,386	1,369

Net Income	24,999	7,664

Net Income Attributable to Non-Controlling Interest	69	16

Net Income Attributable to Ultralife Corporation	24,930	7,648

Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,175)	1,469

Comprehensive Income Attributable to Ultralife Corporation	$23,755	$9,117

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Basic:	$1.57	$.49

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Diluted:	$1.53	$.48

Weighted Average Shares Outstanding – Basic	15,882	15,528
Weighted Average Shares Outstanding – Diluted	16,347	15,858

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2016	19,324,723	$1,932	$178,163	$(3,080)	$(90,542)	$(18,443)	$(170)	$67,860

Stock Option Exercises	333,305	33	1,396					1,429
Tax Withholdings on Option Exercises						(26)		(26)
Stock-Based Compensation -Stock Options			642					642
Stock-Based Compensation -Restricted Stock			11					11
Vesting of Restricted Shares	12,900	1	(1)					-
Foreign Currency Translation Adjustments				1,469				1,469
Net Income					7,648		16	7,664

Balance – December 31, 2017	19,670,928	$1,966	$180,211	$(1,611)	$(82,894)	$(18,469)	$(154)	$79,049

Share Repurchases						(742)		(742)
Stock Option Exercises	382,407	39	1,529					1,568
Tax Withholdings on Option Exercises						(55)		(55)
Stock-Based Compensation -Stock Options			817					817
Stock-Based Compensation -Restricted Stock			73					73
Foreign Currency Translation Adjustments				(1,175)				(1,175)
Net Income					24,930		69	24,999

Balance – December 31, 2018	20,053,335	$2,005	$182,630	$(2,786)	$(57,964)	$(19,266)	$(85)	$104,534

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars In Thousands)

	Years ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$24,999	$7,664
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,972	2,005
Amortization of Intangible Assets	397	422
Amortization of Financing Fees	36	52
Stock-Based Compensation	890	653
Deferred Income Tax Expense	(18,643)	(1,669)
Changes in operating assets and liabilities:
Accounts Receivable	(1,511)	(1,300)
Inventories	3,186	(2,537)
Prepaid Expenses and Other Assets	373	(673)
Income taxes receivable and payable	9	(8)
Accounts Payable and Other Liabilities	(822)	2,661
Net Cash Provided by Operating Activities	10,886	7,270

INVESTING ACTIVITIES:
Cash Paid for Property, Equipment and Improvements	(4,185)	(1,392)
Net Cash Used in Investing Activities	(4,185)	(1,392)

FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,568	1,429
Tax Withholdings on Stock-Based Awards	(55)	(26)
Proceeds from Government Grant	397	-
Cash Paid to Repurchase Treasury Stock	(742)	-
Net Cash Provided by (Used in) Financing Activities	1,168	1,403

Effect of Exchange Rate Changes on Cash	(265)	343

INCREASE (DECREASE) IN CASH	7,604	7,624

Cash, Beginning of Year	18,330	10,706
Cash, End of Year	$25,934	$18,330

Supplemental Cash Flow Information:
Construction in Process in Accounts Payable	$1,616	$87
Income Taxes Paid	$220	$345
Interest Paid	$132	$102

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., Ultralife UK LTD, and its wholly-owned subsidiary Accutronics Ltd, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2018 and 2017.

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

i.	Long-Lived Assets, Goodwill and Intangibles

We assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated as the present value of expected discounted future cash flows. The discount rate used in our evaluation is an industry-based weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

The purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.  We do not amortize goodwill and intangible assets with indefinite lives, but instead evaluate these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being recognized over their weighted-average estimated useful life.

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

The financial statements of our foreign subsidiaries are translated from the functional currency into U.S. dollar equivalents, with translation adjustments recorded as the sole component of accumulated other comprehensive loss. Exchange gains and losses related to foreign currency transactions and balances denominated in currencies other than the functional currency are recognized in net income.

k.	Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09 (Topic 606) “Revenue from Contracts with Customers”. Adoption of Topic 606 did not impact the timing of revenue recognition in our consolidated financial statements for the current or prior periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts. See Note 9 for disaggregated revenue information.

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

Revenues recognized from prior period performance obligations for the year ended December 31, 2018 were not material.

As of December 31, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of December 31, 2018 and 2017 were not material.

l.	Warranty Reserves

We generally offer standard warranties against product defects. We do not offer separate service-type warranties. We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Warranty costs are recorded as costs of products sold. Provision for warranty costs is recorded in other current liabilities and other long-term liabilities on our consolidated balance sheets based on the duration of the warranty.

m.	Shipping and Handling Costs

Costs incurred by us related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

n.	Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2018.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2018 and 2017, we expended $4,905 and $5,142, respectively, on research and development, including $397 and $405, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We recognized $397 and $405 of revenue relating to these activities for the years ended December 31, 2018 and 2017, respectively.

p.	Environmental Costs

Environmental expenditures that relate to current operations are expensed. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

q.	Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Pursuant to ASC 740, a valuation allowance is recognized when the realizability of deferred tax assets is not more likely than not, on the basis of all available evidence, both positive and negative, weighted based on objective verifiability.

r.	Concentration Related to Customers and Suppliers

We have one major customer, a large defense primary contractor, which comprised 16% and 18% of our revenues in 2018 and 2017, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2018 and 2017, we do not consider this customer to be a significant credit risk.

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

The fair value of financial instruments approximated their carrying values at December 31, 2018 and 2017. The fair value of cash, trade accounts receivable, trade accounts payable, and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2018, the calculation of diluted EPS included 1,127,837 stock options and 17,500 restricted stock awards. Inclusion of these shares resulted in 465,004 additional shares in the calculation of diluted EPS. There were 448,250 outstanding stock options as of December 31, 2018 excluded from the calculation of diluted EPS, as inclusion of these shares would have been anti-dilutive.

For the year ended December 31, 2017, the calculation of diluted EPS included 1,035,711 stock options. Inclusion of these shares resulted in 330,676 additional shares in the calculation of diluted EPS. There were no unvested restricted stock units as of December 31, 2017. 824,500 outstanding stock options as of December 31, 2017 were excluded from the calculation of diluted EPS, as inclusion of these shares would have been anti-dilutive.

u.	Stock-Based Compensation

We have various stock-based employee compensation plans that are described more fully in Note 6. The compensation cost relating to share-based payment transactions is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customer”. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted Topic 606 effective January 1, 2018. Adoption of Topic 606 did not impact the timing of revenue recognition in our consolidated financial statements for the current or prior periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts. Adoption of this standard required additional disclosure which can be found in Notes 1 and 9.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  The standard is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method for each period presented. The standard requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statements of cash flows. The Company has adopted this standard effective January 1, 2018. As a result, restricted cash has been included in the total cash amounts on the consolidated statement of cash flows for all periods presented and the required disclosures have been included in the notes to consolidated financial statements. There was no impact to the Company’s consolidated statements of income as a result of adopting this new accounting standard.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory”. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The standard adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. Refer to Note 7 for discussion of our final determination of the effects of the Tax Act on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases not considered short-term leases, and specifies where in the statement of cash flows the related lease payments are to be presented.  The guidance is effective for years beginning after December 15, 2018 and early adoption is permitted.  The Company has adopted the new lease standard effective January 1, 2019. The impact of adoption will be the recognition of a right-to-use asset and corresponding lease liability on the Company’s consolidated balance sheet.  Adoption of the new lease standard will not have a significant impact on the Company’s consolidated statement of income.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 and is to be applied on a prospective basis. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

Note 2 – Share Repurchase Program

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

In 2018, we repurchased a total of 105,674 shares of our common stock under the Share Repurchase Program for an aggregate consideration (including fees and commissions) of $742.

Subsequent to December 31, 2018 and through February 6, 2019, we repurchased a total of 267,100 shares of our common stock, bringing the total purchases under the Share Repurchase Program to 372,774 shares for an aggregate consideration of $2,697.

Note 3 - Supplemental Balance Sheet Information

a.	Cash and Restricted Cash

The Company had cash and restricted cash totaling $25,934 and $18,330 as of December 31, 2018 and 2017, respectively.

	December 31,	December 31,
	2018	2017
Cash	$25,583	$18,241
Restricted Cash	351	89
Total	$25,934	$18,330

As of December 31, 2018, restricted cash includes a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds will be realized to income as a direct offset to expense as the related expenditures are incurred. For the year ended December 31, 2018, grant proceeds of $97 were realized as an offset to expense as expenditures were incurred. Restricted cash as of December 31, 2018 and 2017 includes deposits withheld by the Dutch tax authorities and third party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

b.	Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2018	2017
Raw Materials	$13,274	$14,606
Work in Process	2,016	2,013
Finished Products	7,553	9,707
Total	$22,843	$26,326

c.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Land	$123	$123
Buildings and Leasehold Improvements	8,267	7,858
Machinery and Equipment	51,261	50,852
Furniture and Fixtures	2,058	2,005
Computer Hardware and Software	5,590	5,338
Construction in Progress	4,302	535
	71,601	66,711
Less – Accumulated Depreciation	(60,857)	(59,141)
Total	$10,744	$7,570

Estimated costs to complete construction-in-progress as of December 31, 2018 and 2017 were approximately $2,870 and $5,136, respectively.

Depreciation expense was $1,972 and $2,005 for the years ended December 31, 2018 and 2017, respectively.

d.	Goodwill and Other Intangible Assets

The Company performed its annual impairment tests of goodwill and other indefinite-lived intangible assets as of the first day of the fiscal fourth quarter of 2018 and 2017.

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

As a result of the impairment tests performed for 2018 and 2017, we determined that no impairments existed. Fair value exceeded carrying value for all reporting units and trademarks by more than 10%.

There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in our internal forecasts and other assumptions used in our impairment analysis.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2018 and 2017:

	Battery & Energy Products	Communi- cations Systems	Total
Balance – January 1, 2017	$8,472	$11,493	$19,965
Effect of Foreign Currency Translation	493	-	493
Balance – December 31, 2017	8,965	11,493	20,458
Effect of Foreign Currency Translation	(349)	-	(349)
Balance – December 31, 2018	$8,616	$11,493	$20,109

The composition of intangible assets was:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Trademarks	$3,405	$-	$3,405
Customer Relationships	6,471	4,392	2,079
Patents and Technology	5,486	4,725	761
Distributor Relationships	377	377	-
Trade Name	370	111	259
Total Other Intangible Assets	$16,109	$9,605	$6,504

	December 31, 2017
	Cost	Accumulated Amortization	Net
Trademarks	$3,411	$-	$3,411
Customer Relationships	6,618	4,208	2,410
Patents and Technology	5,545	4,595	950
Distributor Relationships	377	377	-
Trade Name	393	79	314
Total Other Intangible Assets	$16,344	$9,259	$7,085

The change in the cost value of other intangible assets is a result of the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2018	2017
Research and Development Expense	$147	$165
Selling, General and Administrative Expense	250	257
Total	$397	$422

Future amortization expense of amortizable intangible assets will be approximately $362, $349, $330, $315 and $312 for the fiscal years ending December 31, 2019 through 2023, respectively.

Note 4 - Debt

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of December 31, 2018.

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

As of December 31, 2018, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

Note 5 - Commitments and Contingencies

a.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2018, we have made commitments to purchase approximately $2,848 of production machinery and equipment.

c.	Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $716 and $660 for the years ended December 31, 2018 and 2017, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows:

2019	2020	2021	2022	2023
$564	$404	$142	$-	$-

d.	China

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, other civil disturbances and the possible impact of the imposition of tariffs by the U.S. Government on 9 Volt batteries that we manufacture in China as well as any retaliating trade policies or restrictions. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

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

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Balance, January 1	$149	$172
Provision for warranties issued	7	84
Settlements made	(61)	(107)
Balance, December 31	$95	$149

g.	Legal Matters

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

Note 6 - Shareholders' Equity

a.	Stock-Based Compensation Expense

We recorded non-cash stock compensation expense in each period as follows:

	2018	2017
Stock Options	$817	$642
Restricted Stock Grants	73	11
Total	$890	$653

These are more fully discussed as follows:

b.	Stock Options

We have various stock-based employee compensation plans, for which compensation cost is recognized in the financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Our shareholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of stock options outside of these plans.

In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“2004 LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008, 2011, and 2013, the total number of shares authorized under the 2004 LTIP was increased to 2,900,000.

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

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- year period and expire on the seventh anniversary of the grant date. As of December 31, 2018, there were 727,649 stock options outstanding under the 2004 LTIP and 848,438 stock options outstanding under the 2014 LTIP.

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

All such options in items (i) and (ii) were due to expire on December 30, 2017. On April 19, 2017, the Company’s Board of Directors extended the expiration date to December 30, 2020. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the transaction was accounted for as an equity award modification. During the second quarter of 2017, the Company recognized compensation cost of $193 representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value was determined using the Black-Scholes model.

All such options in items (iii) and (iv) were due to expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. On July 25, 2018, the Company’s Board of Directors modified the option in item (iii) such that the option will vest immediately upon the Company’s common stock first reaching a closing price $10.00 for 15 trading days in a 30 trading-day period. The option became fully vested during the third quarter of 2018 and expires December 30, 2020. The transaction has been accounted for as an equity award modification pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation. During the third quarter 2018, the Company recognized compensation cost of $182 representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value was determined using a Monte Carlo simulation option-pricing model consistent with the valuation methodology used to value and recognize the original award. The market-based conditions for the option in item (iv) had not been met as of December 31, 2018.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the 2004 LTIP. The option vested in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expired on December 30, 2017.

As of December 31, 2018, there was $521 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 0.9 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.6%	1.7%
Volatility factor	46.8%	50.0%
Weighted average expected life (years)	5.0	5.0
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards for the years ended December 31, 2018 and 2017.

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

The following tables summarize data for the stock options issued by us:

Year Ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under Option – January 1	1,860,211	$5.96
Options Granted	217,500	9.68
Options Exercised	(422,793)	4.49
Options Forfeited or Expired	(78,831)	11.75
Shares under option – December 31	1,576,087	$6.58	3.50	$1,946
Vested and Expected to Vest - December 31	1,475,570	$6.56	3.37	$1,851

Options Exercisable – December 31	1,064,127	$5.89	2.69	$1,565

Year Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price Per Share
Shares under Option – January 1	2,323,581	$6.22
Options Granted	244,750	5.60
Options Exercised	(333,305)	4.29
Options Forfeited or Expired	(374,815)	8.11
Shares under option – December 31	1,860,211	$5.06

Options Exercisable – December 31	1,649,594	$4.63

The following table represents additional information about stock options outstanding at December 31, 2018:

			Option Outstanding			Options Exercisable
Range of Exercise Prices			Number of Outstanding Options – December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable at December 31, 2018	Weighted- Average Exercise Price
$3.22	-	$3.99	346,148	2.56	3.79	346,148	$3.79
$4.00	-	$5.99	451,023	4.72	4.94	217,979	4.72
$6.00	-	$9.99	528,916	3.79	7.72	300,000	6.42
$10.00	-	$15.00	250,000	2.00	11.00	200,000	10.00

$3.22	-	$15.00	1,576,087	3.50	6.58	1,064,127	$5.89

The weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $4.22 and $2.47, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2018 and 2017 was $1,722 and $588, respectively.

Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2018 and 2017 was $1,568 and $1,429, respectively.

c.	Restricted Stock Awards

During 2014, we awarded 49,200 restricted stock units under the 2014 LTIP to certain key employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. $11 of expense was recorded in 2017 relating to these awards. In September 2017, 12,900 shares of the awarded restricted stock vested and the Company repurchased 3,959 shares to satisfy the statutory tax withholding on shares vested for certain employees. Unrecognized compensation cost related to these restricted shares was $0 at December 31, 2018 and 2017.

In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees. These shares vest in equal annual installments over three years. The weighted average grant date fair value of these awards was $7.16 per share. $73 of expense was recorded in 2018 relating to these awards. Unrecognized compensation cost related to these restricted shares was $52 at December 31, 2018.

d.	Reserved Shares

There were 726,858 shares of common stock available for future issuance under equity compensation plans as of December 31, 2018.

Note 7 - Income Taxes

For the years ended December 31, 2018 and 2017, we recognized an income tax benefit of $18,386 and $1,369, respectively.

	Years Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	-	-
Foreign	257	300
	257	300
Deferred:
Federal	(18,514)	(1,717)
State	-	55
Foreign	(129)	(7)
	(18,643)	(1,669)
Total income tax provision	$(18,386)	$(1,369)

The income tax benefit for 2018 primarily represents a non-cash benefit of $18,652 upon recognizing the release of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018. The income tax benefit for 2017 primarily represents a one-time, non-cash benefit of $1,939 for the revaluation of deferred tax liabilities on goodwill and certain other intangible assets upon the enactment of the Tax Cuts and Jobs Act (the “Tax Act”).

As of December 31, 2018, the Company recognized the release of the valuation allowance on our net operating loss carryforwards and other U.S. deferred tax assets on the basis of management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including further demonstration of sustained profitability in our core business and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility in our core business. Our assessment also considered our expectation to utilize our domestic net operating loss carryforwards of $63,388, which expire 2019 thru 2035, and our general business tax credits of $1,817, which expire 2028 thru 2037. Based on the results of our assessment, management concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized.

As of December 31, 2018 and 2017, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $10,220, nearly all of which can be carried forward indefinitely. Management has concluded that the realizability of the U.K. net operating loss carryforwards is not more likely than not, as utilization of the net operating losses may be limited due to the change in the past U.K. operation. These net operating losses in the U.K. cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations. As of December 31, 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets, as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2018	2017
Deferred Tax Assets:
Property, Plant and Equipment	$168	$44
Net Operating Loss Carryforwards	15,622	16,838
Tax Credit Carryforwards	1,817	1,837
Intangible Assets	1,231	1,535
Accrued Expenses, Reserves and Other	1,838	1,359
Total Deferred Tax Assets	20,676	21,613
Valuation Allowance for Deferred Tax Assets	(1,942)	(21,604)
Net Deferred Tax Assets	18,734	9

Deferred Tax Liabilities:
Other	(25)	(38)
Intangible Assets	(3,856)	(3,806)
Total Deferred Tax Liabilities	(3,881)	(3,844)

Net Deferred Tax Assets (Liabilities)	$14,853	$(3,835)

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	Years Ended December 31,
	2018	2017

Deferred Tax Assets	$15,444	$32
Deferred Tax Liabilities	(591)	(3,867)
	$14,853	$(3,835)

For the year ended December 31, 2018, the valuation allowance for deferred tax assets decreased by $19,662 primarily due to the realization of the U.S. deferred tax assets as of December 31, 2018. For the year ended December 31, 2017, the valuation allowance decreased by $10,695 due to the reduction of U.S. deferred tax assets due to the Company’s pretax income as well as the revaluation of the deferred taxes due to the enactment of the Tax Cuts and Jobs Act.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

The Act reduced the U.S. corporate tax rate to 21 percent, effective January 1, 2018.  Deferred tax assets and liabilities were revalued from 35 percent to 21 percent upon enactment of the Tax Act.

The Act provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had a deficit in foreign E&P and was not expected to be subject to the deemed mandatory repatriation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company had recognized the provisional tax effects related to the revaluation of deferred tax assets and liabilities for the year ended December 31, 2017. As of December 31, 2017, we had completed the majority of our accounting for the effects of the Tax Act.  As of December 31, 2018, we have completed our evaluation of the effects of the Tax Act and concluded that no revisions are necessary.

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. Upon adoption, the Company recognized a gross deferred tax asset of $1,123 and a corresponding valuation allowance in the same amount resulting in no net deferred tax asset recognition.  As of December 31, 2018, the Company has realized the benefit of this deferred tax asset upon release of the U.S. valuation allowance.

At December 31, 2018, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

For financial reporting purposes, income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2018	2017
United States	$6,226	$4,831
Foreign	387	1,464
	$6,613	$6,295

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Years Ended December 31,
	2018	2017

Statutory Income Tax Rate	21%	34%
(Increase) Decrease in Tax Provision Resulting From:
Equity Compensation	(2.9)	0.7
Income Tax Credits	(1.0)	(0.9)
Foreign Tax Rates	0.3	(3.8)
Valuation Allowance	(297.3)	(20.9)
Tax Rate Change	-	(30.8)
Other	2.0	(0.1)
Effective Income Tax Rate	(277.9)%	(21.8)%

Accounting for Uncertainty in Income Taxes

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2018 and 2017.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2000 through 2018 remain subject to examination by the Internal Revenue Service (“IRS”) due to our net operating loss carryforwards. Our U.S. tax matters for the years 2000 through 2018 remain subject to examination by various state and local tax jurisdictions due to our net operating loss carryforwards. Our tax matters for the years 2010 through 2018 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 8 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the years ended December 31, 2018 and 2017, the Company matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2018 and 2017, we contributed $204 and $181, respectively, to the 401(k) plan.

Note 9 - Business Segment Information

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

2018:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$70,497	$16,693	$-	$87,190
Segment Contribution	19,574	6,009	(19,028)	6,555
Other Income			58	58
Income Tax Benefit			18,386	18,386
Non-Controlling Interest			(69)	(69)
Net Income Attributable to Ultralife				$24,930

Total Assets	$50,511	$26,875	$42,718	$120,104
Capital Expenditures	$2,948	$614	$623	$4,185
Goodwill	$8,616	$11,493	-	$20,109
Depreciation and Amortization of Intangible Assets	$1,611	$375	$383	$2,369
Stock-Based Compensation	$333	$106	$451	$890

2017:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$69,789	$15,742	$-	$85,531
Segment Contribution	19,659	6,573	(19,756)	6,476
Other Expense			(181)	(181)
Income Tax Benefit			1,369	1,369
Non-Controlling Interest			(16)	(16)
Net Income Attributable to Ultralife				$7,648

Total Assets	$44,720	$32,169	$20,297	$97,186
Capital Expenditures	$1,015	$212	$63	$1,290
Goodwill	$8,965	$11,493	-	$20,458
Depreciation and Amortization of Intangible Assets	$1,830	$430	$167	$2,427
Stock-Based Compensation	$301	$88	$264	$653

Long-lived assets (including goodwill and intangible assets) held outside the U.S., principally in the United Kingdom and China, were $11,502 and $12,443 at December 31, 2018 and 2017, respectively.

U.S. and Non-U.S. Revenue Information1:

2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$70,497	$37,898	$32,599
Communications Systems	16,693	15,156	1,537
Total	$87,190	$53,054	$34,136
		61%	39%

2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$69,789	$33,397	$36,392
Communications Systems	15,742	14,217	1,525
Total	$85,531	$47,614	$37,917
		56%	44%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Commercial and Government/Defense Revenue Information:

2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$70,497	$41,044	$29,453
Communications Systems	16,693	-	16,693
Total	$87,190	$41,044	$46,146
		47%	53%

2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$69,789	$40,790	$28,999
Communications Systems	15,742	-	15,742
Total	$85,531	$40,790	$44,741
		48%	52%

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Freed Maxick CPAs, P.C., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as stated in their report, which is included in Part II, Item 8.

ITEM 9B.     OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2019 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,576,087	$6.58	726,858

Equity compensation plans not approved by security holders	-	-	-

Total	1,576,087	$6.58	726,858

See Note 6 in the notes to consolidated financial statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance - General" in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled "Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:

2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.2†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.3†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.4†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.5†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.6†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.7†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.8†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.9†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.10†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.11†	Amendment No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.12	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017

21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick CPAs, P.C.	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomy Definition Document	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: February 7, 2019	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 7, 2019	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 7, 2019	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: February 7, 2019	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: February 7, 2019	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: February 7, 2019	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: February 7, 2019	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: February 7, 2019	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

INDEX TO EXHIBITS

21	Subsidiaries
23.1	Consent of Freed Maxick CPAs, P.C.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document