Form 10-K/A
period 2018-12-31
ULTRALIFE CORP
filed 2019-02-15
CIK 875657

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ….              Accelerated filer .X..              Non-accelerated filer ….             Smaller reporting company ..X...             Emerging Growth Company …..

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

As of February 6, 2019, the registrant had 15,659,318 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 7, 2019 (the “Original Form 10-K”) is being filed for the sole purpose of amending the cover page to clarify that, as of February 6, 2019, there were 15,659,318 shares of the Company’s common stock outstanding.  On the cover page of the Original Form 10-K, the Company’s 4,399,850 treasury shares (shares issued but not outstanding) as of February 6, 2019 were inadvertently included in the number of shares of the Company’s common stock outstanding.

This Amendment No. 1 does not amend, modify or update the financial position, results of operations, cash flows, or other disclosures in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

INDEX TO EXHIBITS

Exhibit Index	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2019		ULTRALIFE Corporation

	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer