Form 10-K/A
period 2018-12-31
ULTRALIFE CORP
filed 2019-04-26
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1387013
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Technology Parkway, Newark, New York 14513

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.10 per share	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

On June 30, 2018, the aggregate market value of the common stock held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $96,303,216 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 29, 2018.

As of April 24, the registrant had 15,735,663 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2018 as originally filed with the Securities and Exchange Commission on February 7, 2019 and as amended on February 15, 2019 (as amended, the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 2 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about June 3, 2019 as we are holding our 2019 Annual Shareholders’ Meeting (“the Meeting”) on July 24, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment No. 2 does not amend, modify, or otherwise update any other information in and on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.2 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 2 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

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

Name	Age	Present Principal Occupation, Employment History and Expertise

Steven M. Anderson	62

Brigadier General (Ret.) Anderson has been a director of the Company since April 13, 2010. General (Ret.) Anderson presently is an independent consultant and member of The Spectrum Group, a small business widely recognized as one of the premier consulting groups in the Washington, DC area, focused on client services and growth particularly in the logistics, energy and healthcare areas. He served as the Afghanistan Country Manager for Fluor Corporation from April 2016 to March 2018, managing the US Army LOGCAP (Logistics Civil Augmentation Program) providing contingency support to US forces in the Afghanistan combat zone. He served as the Chief Marketing Officer from January 2013 to March 2016 and Senior VP from February 2011 through December 2012 of Relyant Global, LLC, a service-disabled veteran-owned small business and global provider of construction, environmental, energy and logistics services and remains a minority owner.  General (Ret.) Anderson, a career military officer who retired from active duty in November 2009, served for five years as a general officer in the US Army, including 15 months as the senior US and coalition logistician in Iraq in support of Operation Iraqi Freedom.  From 2004 to 2006, General (Ret.) Anderson served as the senior US logistician in Korea (Deputy C-4 for the United Nations Command/Combined Forces Command and J4, United States Forces Korea) and spearheaded the development of Camp Humphreys, the combined and US headquarters facility in Central Korea.  He served in various command positions including Commander, Division Support Command, 2nd Infantry Division, Korea (2000-02), and Commander, 725th Main Support Battalion, 25th Infantry Division (Light), Schofield Barracks, Hawaii (1995-97).  In his final military assignment, he served for two years on the Army Staff in the Pentagon as the Director, Operations and Logistics Readiness, Office of the Army Deputy Chief of Staff, G4 (logistics).  General (Ret.) Anderson is a 1978 graduate of the US Military Academy at West Point and earned a Masters of Science degree in Operations Research and Systems Analysis Engineering at the Naval Postgraduate School in 1987.  In 2014, he was inducted into the US Army Ordnance Hall of Fame and elected to the board of directors of the National Association of Ordnance Contractors (NAOC).  General (Ret.) Anderson has been nominated for re-election to our Board of Directors because of his general knowledge of the US military and particularly his knowledge of its procurement processes and policies. The military and prime defense contractors are important customer bases of the Company.

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael D. Popielec	57

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

Thomas L. Saeli	62

Mr. Saeli has been a director of the Company since March 5, 2010.  Since 2011, Mr. Saeli has served as the Chief Executive Officer and a director of John R. Burt Enterprises, a diversified manufacturer of primarily commercial low slope roofing systems.  From 2009 to 2011, Mr. Saeli was a consultant to international corporate clients on matters involving business development strategies, acquisitions and operations.  He previously served as Chief Executive Officer and a member of the board of directors of Noble International, Ltd., an international automotive supplier.  Prior to that, Mr. Saeli was Vice President of Corporate Development for Lear Corporation, an international automotive supplier.  Over the past five years, Mr. Saeli has served on various boards of privately held businesses and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business.  Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	62

Mr. Shaw has been a director of the Company since June 8, 2010.  Currently he is on the board of directors for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses.  Additionally, he is a senior advisor to HMS Global Maritime, a marine operator for domestic ferry companies and the US government, the American Queen Steamboat Company, a $100 million operator of overnight cruise ships, and for Hornblower Group, a large fleet of excursion vessels.  Mr. Shaw has served as the president of the largest dining and excursion boat operators in the United States, with over 100 vessels.  He has been president of a large mechanical contracting company specializing in the federal government and healthcare markets.   Mr. Shaw served in the US Marine Corps as an infantry Captain, has a MBA degree from Harvard University and an engineering degree from Cornell University.  Mr. Shaw has been nominated for re-election to our Board of Directors because of his management expertise and experience as an executive officer.

Name	Age	Present Principal Occupation, Employment History and Expertise

Ranjit C. Singh	66

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

Bradford T. Whitmore	61

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010.  Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock.  Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of approximately 34% of the outstanding shares of our common stock.  Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management.  Over the past five years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations.  Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for fiscal 2018 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Other than for Mr. Popielec, whose information is set forth with the other directors standing for election, certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	64

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

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2018, our Board of Directors held four meetings and the committees of our Board of Directors held a total of fifteen meetings. During 2018, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

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

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will appoint members of the committees and designate Chairs of those committees from among those individuals elected at the Meeting to serve on our Board of Directors until the 2020 Annual Meeting of Shareholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Steven M. Anderson and Ranjit C. Singh. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm, and meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition, and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2018.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Steven M. Anderson and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes recommendations to our Board of Directors for membership and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2018.

The Corporate Development and Governance Committee identifies potential nominees for director based on its own research for appropriate candidates as well as on recommendations received by directors or from shareholders as described below. The Corporate Development and Governance Committee has the authority to retain an executive search firm to assist in the identification of potential director nominees. The evaluation process and the factors considered in undertaking that evaluation are set forth under the caption “Shareholder Recommendations and Standards for Director Nominations” below.

The Corporate Development and Governance Committee also has overall responsibility for assessing and managing our exposure to risks associated with the conduct of our business.

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Steven M. Anderson and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met six times during 2018.

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

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2018. In addition, our standing committees meet in executive session on a regular basis.

Communicating with the Board of Directors

Shareholders interested in communicating directly with our Board of Directors as a group or individually may do so in writing to our Corporate Secretary, Attn. Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. The Corporate Secretary will review all such correspondence and forward to our Board of Directors a summary of that correspondence and copies of any correspondence that, in his opinion, deals with the functions of the Board of Directors or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the Board of Directors and request copies of any such correspondence. Any concerns relating to accounting, internal controls or auditing matters will be brought to the attention of the Audit and Finance Committee and handled in accordance with the procedures established by the Audit and Finance Committee with respect to such matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. To our knowledge, based solely on the written representations of our directors and executive officers and the copies of such reports filed with the SEC during 2018, all Section 16(a) filings applicable to our officers, directors and more than 10% beneficial owners were filed in a timely manner.

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

Annual Retainers

Each non-employee director will receive an annual cash retainer of $68,000, except for the Board Chair, who will receive an annual cash retainer of $100,000 for the period July 1, 2018 through June 30, 2019. Each non-employee director received an annual cash retainer of $65,000, except for the Board Chair, who received an annual cash retainer of $95,000 for the period July 1, 2017 through June 30, 2018. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service. Annual retainers for Board committee service for the periods July 1, 2017 through June 30, 2018 and July 1, 2018 through June 30, 2019 were the same as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,750	$16,750
Compensation and Management Committee	$5,250	$13,250
Corporate Development and Governance Committee	$6,750	$16,750

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2018, we paid our non-employee directors an aggregate $447,768.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service during the fiscal year ended December 31, 2018.

	Fees			Non- Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation	Earnings	Compensation ($)	Total ($)
(1)		(2)	(3)	(4)	(5)	(6)
Steven. M. Anderson	85,256	-	-	-	-	-	85,256
Thomas L. Saeli	88,504	-	-	-	-	-	88,504
Robert W. Shaw II	86,504	-	-	-	-	-	86,504
Ranjit C. Singh	90,004	-	-	-	-	-	90,004
Bradford T. Whitmore	97,500	-	-	-	-	-	97,500
	447,768	-	-	-	-	-	447,768

(1)

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

(2)	There were no stock awards granted to our non-employee directors during 2018 or outstanding at December 31, 2018.

(3)	There were no option awards granted to our non-employee directors during 2018 or outstanding at December 31, 2018.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2018.

(5)	There were no deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2018.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2018.

Executive Officer Compensation

This Amendment No. 2 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2018.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, Compensation Disclosure and Analysis (“CD&A”) and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2018 and 2017:

				Stock	Option	All Other
		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)
Michael D. Popielec, President and	2018	513,080	70,350	-	353,841	18,446	955,717
Chief Executive Officer	2017	504,150	393,671	-	193,410	20,046	1,111,277
Philip A. Fain, Chief Financial	2018	326,814	29,874	-	85,733	10,179	452,600
Officer, Treasurer and Secretary	2017	319,512	167,170	-	50,080	9,559	546,321

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

(3)	There were no stock awards other than stock options granted during fiscal years 2018 and 2017.

(4)

On July 25, 2018, the Company’s Board of Directors, at the recommendation of the Compensation and Management Committee and pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan, modified the option previously granted to Mr. Popielec to purchase 200,000 shares of our common stock at $10.00 per share, such that the option will fully vest immediately upon our common stock first reaching a closing price $10.00 per share for 15 trading days in a 30 trading-day period. The option as previously granted provided for vesting in annual increments of 50,000 shares on each of the four anniversaries of the date our common stock first reached a closing price $10.00 per share for 15 trading days in a 30 trading-day period. The option became fully vested during the third quarter 2018 subsequent to modification and expires December 30, 2020. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718), the transaction was accounted for as an equity award modification. The amount shown for 2018 for Mr. Popielec includes $182,375 which represents the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value was determined using a Monte Carlo simulation option-pricing model consistent with the valuation methodology used to value and recognize the original award.

On April 19, 2017, the Company’s Board of Directors, at the recommendation of the Compensation and Management Committee and pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan, extended the expiration date from December 30, 2017 to December 30, 2020 of options previously granted (and fully vested at the time of modification) to Mr. Popielec to purchase an aggregate 300,000 shares of our common stock. Pursuant to ASC 718, the transaction was accounted for as an equity award modification. The amount shown for 2017 for Mr. Popielec represents the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.

All other amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with ASC 718. See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)
Michael D. Popielec	2018	5,500	12,946	18,446
	2017	5,300	14,746	20,046
Philip A. Fain	2018	5,500	4,679	10,179
	2017	5,300	4,259	9,559

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

Our executive compensation program is structured to align the interests of our executive officers with those of our shareholders by rewarding performance that achieves successful execution of our business strategy, grows our business and increases shareholder value. Our executive compensation program is designed to incentivize our executive officers to achieve strong financial, operational and strategic performance and to provide a link between the compensation earned by our executives and the creation of long-term sustainable value. The Compensation and Management Committee establishes specific annual, long-term and strategic goals and seeks to reward our executive officers for performance that meets or exceeds those goals. In addition, we expect our executive officers to work toward achievement of these goals while maintaining the highest ethical standards.

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

In April 2018, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 2.0% for Mr. Popielec ($506,150 to $516,273) and 2.0% for Mr. Fain ($322,405 to $328,848). The salary increases were approved by the Committee based on a number of factors including individual and Company performance.

In April 2017, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Fain ($313,015 to $322,405). Other than these adjustments, no further changes were made to the base salaries of our executive officers during 2018 and 2017.

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

For 2018, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2018 were consolidated operating profit and revenue goals of $8.4 million and $93.5 million, respectively, as measured pursuant to generally accepted accounting standards. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 89% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 89% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 125% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2018 financial performance, Messrs. Popielec and Fain earned STP awards for 2018 of $70,350 and $29,874, respectively, which were paid in February 2019.

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

Refer to “Outstanding Equity Awards” below for stock options granted during 2018 and 2017. There were no other equity-based awards granted to our executive officers during 2018 and 2017.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions.  Under this plan, employees may contribute a portion of their eligible cash compensation to the plan.  For 2018 and 2017, the Company matched 50% on the first 4% of an employee’s eligible contributions.

Perquisites and Other Personal Benefits

We provide our executive officers with certain perquisites and other personal benefits which are consistent with the objectives of our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation and Management Committee periodically reviews the levels of such perquisites and other personal benefits to ensure they remain at appropriate levels. The aggregate incremental costs of the perquisites and other personal benefits provided to our executive officers are included in the “All Other Compensation” column of the Summary Compensation Table with components detailed in an accompanying note.

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2018 for our executive officers.

				Equity Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option	Option
	Options (#)	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned		Price ($)	Date
Michael D. Popielec	50,000	-		-		6.4218	12/30/2020 (1)
	250,000	-		-		6.4218	12/30/2020 (1)
	200,000	-		-		10.0000	12/30/2020
	-	-		200,000	(2)	15.0000	12/30/2020
	40,000	-		-		3.7103	3/3/2022
	20,000	-		-		3.7876	3/5/2022
	26,667	13,333	(3)	-		4.2902	6/1/2023
	-	40,000	(4)	-		9.8514	4/18/2025
Philip A. Fain	70,000			-		3.9384	3/4/2021
	30,000	-		-		3.7103	3/3/2022
	13,334	6,666	(5)	-		4.2902	6/1/2023
	6,667	13,333	(6)	-		5.7075	4/19/2024
	-	20,000	(7)	-		9.8514	4/18/2025

(1)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, extended the option expiration date from December 30, 2017 to December 30, 2020, pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan.

(2)

Stock option was granted to Mr. Popielec under the terms of his employment agreement and begins to vest on the date our common stock first reaches a closing price equal to the exercise price for 15 trading days in a 30-day trading period, with such vesting in equal amounts on the four anniversary dates of that date. Such option expires as of the later of December 31, 2017 and five years after the initial vesting commences, but in no event later than December 31, 2020. Such option had not vested as of December 31, 2018.

(3)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares, 13,333 shares and 13,333 shares on June 1, 2017, June 1, 2018, and June 1, 2019, respectively.

(4)

On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on April 18, 2019 and will vest with respect to 13,333 shares and 13,333 shares on April 18, 2020 and April 18, 2021, respectively.

(5)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares, 6,667 shares and 6,666 shares on June 1, 2017, June 1, 2018 and June 1, 2019, respectively.

(6)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares and 6,667 shares on April 19, 2018 and April 19, 2019, respectively, and will vest with respect to 6,666 shares on April 19, 2020.

(7)

On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 18, 2019 and will vest with respect to 6,667 shares and 6,666 shares on April 18, 2020 and April 18, 2021, respectively.

There were no other equity awards outstanding at December 31, 2018 for our executive officers.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010.  Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment.  Mr. Popielec is also eligible to receive an annual cash bonus under our short-term incentive plan if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation Committee no later than January 31 of the year for which the bonus applies.  The bonus goals and payout ranges for 2018 are set forth above beginning on Page 14.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock.  Certain of the options granted were conditional and subject to shareholder approval to increase the number of shares available under our Amended and Restated 2004 Long-Term Incentive Plan (“Restated 2004 LTIP”).  Shareholder approval of this increase was obtained in June 2011. All unexpired options awarded to Mr. Popielec pursuant to the terms of his employee agreement were outstanding as of December 31, 2018.  Refer to the Outstanding Equity Awards section above beginning on Page 16.

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

We do not have an employment agreement with Mr. Fain. Mr. Fain has executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

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

For 2018, the Compensation Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $5.79 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2017 divided by the total shares traded for such two-year period. Each year the Compensation Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2019 by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 15,735,663 shares issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1)	5,363,073	34.1%
1603 Orrington Avenue, Suite 900
Evanston, IL 60201

(1)

Bradford T. Whitmore, individually and as sole manager of Sunray I, LLC, a Delaware limited liability company, and as sole owner of an entity which is a general partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 5,363,073 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 4,844,457 of such shares, of which 4,452,283 shares are held in the name of Sunray I, LLC.  Grace Brothers LP, Mr. Whitmore, and Spurgeon Corporation, a general partner of Grace Brothers LP, have shared voting and dispositive power with respect to 518,616 of such shares.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2019 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (2)
Steven M. Anderson	18,500	*
Michael D. Popielec	883,622 (3)	1.7%
Thomas L. Saeli	60,446	*
Robert W. Shaw II	52,000	*
Ranjit C. Singh	79,801	*
Bradford T. Whitmore	5,363,073 (4)	34.1%
Philip A. Fain	232,230 (5)	*
All Directors and Executive Officers as a group (7 persons)	6,689,672 (6)	37.7%

*Less than 1%

(1)

Except as otherwise indicated, the shareholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such shareholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which directors and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options prior to July 21, 2019, which shares are referred to in the footnotes to this table as “shares subject to options that may be exercised.”

(2)	Based on 15,735,663 shares issued and outstanding. Percentages exclude shares subject to options that may be exercised by Directors and Executive Officers.

(3)	The amount shown includes 613,334 shares subject to options that may be exercised by Mr. Popielec prior to July 21, 2019.

(4)	See “Security Ownership of Certain Beneficial Owners”.

(5)	The amount shown includes 140,001 shares subject to options that may be exercised by Mr. Fain prior July 21, 2019.

(6)	The amount shown includes 753,335 shares subject to options that may be exercised by Directors and Executive Officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,860,211	$6.10	946,027

Equity compensation plans not approved by security holders	-	-

Total	1,860,211	$6.10	946,027

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2018 and 2017, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this report.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2018 and 2017.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2017 and 2018 were:

	2018	2017
Audit Fees	$387,489	$218,793
Audit - Related Fees	8,000	8,500
Tax Fees	12,000	-
Total Fees	$407,489	$227,293

Audit Fees

Audit fees were for professional services rendered for the audit of our consolidated financial statements and reviews of our quarterly consolidated financial statements. The 2018 fees were also attributable to the first year auditor attestation of our internal controls over financial reporting as a result of us achieving accelerated filer status in 2018.

Audit-Related Fees

Audit-related fees were for the annual audit of our 401(k) defined contribution plan.

Tax Fees

Tax fees related to tax compliance and consulting services.

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

Previously filed with Form 10-K for the year ended December 31, 2018, as filed on February 7, 2019.

3.	Exhibits:

See the Exhibit Index immediately following the signature page of this report.

EXHIBIT INDEX

Exhibit Index	Exhibit Description	Incorporated By Reference from:

2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.2†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.3†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.4†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.5†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.6†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.7†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.8†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.9†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.10†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.11†	Amendment No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.12	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017

21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2018, filed February 7, 2019
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2018, filed February 7, 2019
32	906 Certifications	Furnished with Form 10-K for the year ended December 31, 2018, filed February 7, 2019
101.INS	XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019
101.DEF	XBRL Taxonomy Definition Document	Filed with Form 10-K for the year ended December 31, 2018, as amended, filed February 15, 2019

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

Exhibits filed herewith:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 26, 2019	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 26, 2019	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 26, 2019	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 26, 2019	/s/ Steven M. Anderson
Steven M. Anderson (Director)

Date: April 26, 2019	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 26, 2019	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 26, 2019	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 26, 2019	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)