Form 10-Q
period 2019-03-31
ULTRALIFE CORP
filed 2019-05-02
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization) 2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	16-1387013 (I.R.S. Employer Identification No.) (315) 332-7100 (Registrant's telephone number, including area code:)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐   Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2019, the registrant had 15,736,668 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

	March 31,	December 31, 2018
	2019	Adjusted (1)
ASSETS
Current assets:
Cash	$21,240	$25,934
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $302 and $296, Respectively	13,938	16,015
Inventories, Net	27,906	22,843
Prepaid Expenses and Other Current Assets	2,397	2,368
Total Current Assets	65,481	67,160
Property, Equipment and Improvements, Net	12,398	10,744
Goodwill	20,251	20,109
Other Intangible Assets, Net	6,484	6,504
Deferred Income Taxes, Net	15,421	15,444
Other Noncurrent Assets	916	887
Total Assets	$120,951	$120,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,307	$9,919
Accrued Compensation and Related Benefits	1,364	1,494
Accrued Expenses and Other Current Liabilities	3,325	3,973
Total Current Liabilities	15,996	15,386
Deferred Income Taxes	564	591
Other Noncurrent Liabilities	468	408
Total Liabilities	17,028	16,385

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 20,134,596
Shares at March 31, 2019 and 20,053,335 Shares at December 31, 2018; Outstanding – 15,733,414
Shares at March 31, 2019 and 15,920,585 at December 31, 2018	2,013	2,005
Capital in Excess of Par Value	183,163	182,630
Accumulated Deficit	(57,610)	(58,035)
Accumulated Other Comprehensive Loss	(2,351)	(2,786)
Treasury Stock - At Cost; 4,401,182 at March 31, 2019 and 4,132,750 Shares at December 31, 2018	(21,231)	(19,266)
Total Ultralife Corporation Equity	103,984	104,548
Non-Controlling Interest	(61)	(85)
Total Shareholders’ Equity	103,923	104,463

Total Liabilities and Shareholders' Equity	$120,951	$120,848

(1)

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases.  Prior period balances have been adjusted for the effects of the new standard.  See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In Thousands except per share amounts) (Unaudited)

	Three Month Periods Ended
	March 31,	April 1,
	2019	2018
Revenues	$18,882	$23,069
Cost of Products Sold	13,798	15,787
Gross Profit	5,084	7,282

Operating Expenses:
Research and Development	1,036	1,101
Selling, General and Administrative	3,500	3,825
Total Operating Expenses	4,536	4,926

Operating Income	548	2,356

Other Expenses:
Interest and Financing Expense	(5)	(33)
Miscellaneous	(53)	(100)
Total Other Expenses	(58)	(133)

Income Before Income Tax Provision	490	2,223
Income Tax Provision	(41)	(55)

Net Income	449	2,168

Net Income Attributable to Non-Controlling Interest	(24)	(17)

Net Income Attributable to Ultralife Corporation	425	2,151

Other Comprehensive Income:
Foreign Currency Translation Adjustments	435	752

Comprehensive Income Attributable to Ultralife Corporation	$860	$2,903

Net Income Per Share Attributable to Ultralife Common Shareholders – Basic	$.03	$.14

Net Income Per Share Attributable to Ultralife Common Shareholders – Diluted	$.03	$.13

Weighted Average Shares Outstanding – Basic	15,740	15,704
Potential Common Shares	485	498
Weighted Average Shares Outstanding – Diluted	16,225	16,202

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Month Periods Ended
	March 31,	April 1,
	2019	2018
OPERATING ACTIVITIES:
Net Income	$449	$2,168
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation	447	484
Amortization of Intangible Assets	92	102
Amortization of Financing Fees	9	9
Stock-Based Compensation	185	139
Deferred Income Taxes	(5)	(1)
Changes in Operating Assets and Liabilities:
Accounts Receivable	2,076	(939)
Inventories	(4,963)	(502)
Prepaid Expenses and Other Assets	(1)	(86)
Accounts Payable and Other Liabilities	1,166	(2,295)
Net Cash Used In Operating Activities	(545)	(921)

INVESTING ACTIVITIES:
Purchases of Property, Equipment and Improvements	(2,581)	(172)
Net Cash Used In Investing Activities	(2,581)	(172)

FINANCING ACTIVITIES:
Cash Paid to Repurchase Common Stock	(1,957)	-
Proceeds from Exercise of Stock Option	356	939
Tax Withholdings on Stock-Based Awards	(8)	-
Net Cash (Used In) Provided By Financing Activities	(1,609)	939

Effect of Exchange Rate Changes on Cash	41	154

DECREASE IN CASH	(4,694)	-

Cash, Beginning of Period	25,934	18,330
Cash, End of Period	$21,240	$18,330

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2017	19,670,928	$1,966	$180,211	$(1,611)	$(82,894)	$(18,469)	$(154)	$79,049
Cumulative Effect Adjustment (1)					(71)			(71)
Net Income					2,151		17	2,168
Stock Option Exercises	221,009	23	995					1,018
Stock-Based Compensation -Stock Options			123					123
Stock-Based Compensation -Restricted Stock			16					16
Foreign Currency Translation Adjustments				752				752
Cash settlement of outstanding options			(33)					(33)
Balance – April 1, 2018 (1)	19,891,937	$1,989	$181,312	$(859)	$(80,814)	$(18,469)	$(137)	$83,022

Balance – December 31, 2018 (1)	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net Income					425		24	449
Share Repurchases						(1,957)		(1,957)
Stock Option Exercises	75,427	8	348					356
Stock-Based Compensation -Stock Options			174					174
Stock-Based Compensation -Restricted Stock	5,834		11					11
Tax Withholdings on Restricted Stock						(8)		(8)
Foreign Currency Translation Adjustments				435				435
Balance – March 31, 2019	20,134,596	$2,013	$183,163	$(2,351)	$(57,610)	$(21,231)	$(61)	$103,923

(1)

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases. Prior period balances have been adjusted for the effects of the new standard. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2018.

The December 31, 2018 consolidated balance sheet data referenced herein was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Guidance

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02 – Leases (Topic 842).  Adoption of the new standard did not materially impact the prior year consolidated statements of operations and cash flows.  The prior year consolidated balance sheet has been revised for the effects of the new standard.  The effects to our consolidated balance sheet as of December 31, 2018 are presented below.

The Company adopted the new standard applying the modified retrospective approach. The Company measured and recognized leases upon adoption which had commenced as of the beginning or during the prior year. The package of practical expedients permitted under the transition guidance of the new standard was elected which allowed us to carry forward the historical lease classification and determination of whether an arrangement is or contains a lease on existing leases. The use-of-hindsight transition practical expedient was applied to determine the lease term for existing leases, which resulted in the lengthening of the lease term at commencement for one of our operating facilities.

At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the noncancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments are recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet.

The impact on the consolidated balance sheet as of December 31, 2018 is shown below.

Impact to Previously Reported Results

Consolidated Balance Sheet as of December 31, 2018:

	As Previously Reported	Lease Standard Adjustment	As Adjusted
Other noncurrent assets	$82	$805	$887
Prepaid expenses and other current assets	2,429	(61)	2,368
Accrued expenses and other current liabilities	3,534	439	3,973
Other noncurrent liabilities	32	376	408
Accumulated deficit	(57,964)	(71)	(58,035)

See Note 9 for further disclosure regarding lease accounting.

Recent Accounting Guidance Not Yet Adopted

There have been no developments to recently issued accounting standards, including the expected dates of adoption and anticipated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

2.     SUBSEQUENT EVENTS

Acquisition of Southwest Electronic Energy Corporation

On May 1, 2019, Ultralife Corporation completed the acquisition of 100% of the issued and outstanding shares of Southwest Electronic Energy Corporation (“SWE”) for an aggregate purchase price of $25.0 million in cash, net of cash acquired and subject to customary post-closing working capital adjustments.

SWE is a leading independent designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells.  SWE serves a variety of industrial markets, including oil & gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. The Company acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which are currently unserved by Ultralife.  Another key benefit includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

The SWE acquisition was completed pursuant to a Stock Purchase Agreement dated May 1, 2019 (the “Stock Purchase Agreement”) by and among Ultralife, SWE, Southwest Electronic Energy Medical Research Institute, a Texas non-profit (the “Seller”), and Claude Leonard Benckenstein, an individual (the “Shareholder”).

The aggregate purchase price for the SWE Acquisition was funded by the Company through a combination of cash on hand and borrowings under the Credit Facilities (see Note 3).

The Stock Purchase Agreement contains customary terms and conditions including representations, warranties and indemnification provisions.  A portion of the consideration paid to the Seller will be held in escrow for post-closing adjustments and indemnification purposes.

The acquisition of SWE will be accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date.  The operating results and cash flows of SWE will be included in the consolidated financial statements from the date of acquisition in the Company's Battery & Energy Products segment.

Due to the timing of the acquisition, the initial accounting is not yet complete.  The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed and the associated adjustments for supplemental pro forma revenue and earnings information.

First Amendment Agreement

On May 1, 2019, in connection with the SWE acquisition, the Company entered into the First Amendment Agreement with KeyBank National Association.  See Note 3 for further information.

3.     CREDIT FACILITY

On May 1, 2019, Ultralife, SWE, and CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), as borrowers, entered into the First Amendment Agreement (the “First Amendment Agreement”) with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement by and among Ultralife and KeyBank dated May 31, 2017 (the “Credit Agreement”, and together with the First Amendment Agreement, the “Amended Credit Agreement”).

The Amended Credit Agreement, among other things, provides for a five-year, $8.0 million senior secured term loan (the “Term Loan Facility”) and extends the term of the $30.0 million senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”) through May 31, 2022. Up to six months prior to May 31, 2022, the Revolving Credit Facility may be increased to $50.0 million with the Bank’s concurrence.

Upon closing of the SWE Acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6.8 million under the Revolving Credit Facility.  The remaining availability under the Revolving Credit Facility is subject to certain borrowing base limits based on receivables and inventories.

The Company is required to repay the borrowings under the Term Loan Facility in sixty (60) equal consecutive monthly payments commencing on May 31, 2019, in arrears, together with applicable interest.  All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on April 30, 2024.  All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 31, 2022.  The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement.

Borrowings under the Credit Facilities are secured by substantially all the assets of the Company.

Interest will accrue on outstanding indebtedness under the Credit Facilities at the Base Rate or the Overnight LIBOR Rate, as selected by the Company, plus the applicable margin.  The Base Rate is the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 50 basis points, and (c) the Overnight LIBOR Rate plus one hundred basis points.  The applicable margin ranges from zero to negative 50 basis points for the Base Rate and from 185 to 215 basis points for the Overnight LIBOR Rate and are determined based on the Company’s senior leverage ratio.

The Company must pay a fee of 0.1% to 0.2% based on the average daily unused availability under the Revolving Credit Facility.

Payments must be made by the Company to the extent borrowings exceed the maximum amount then permitted to be drawn on the Credit Facilities and from the proceeds of certain transactions.  Upon the occurrence of an event of default, the outstanding obligations may be accelerated and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

4.     SHARE REPURCHASE PROGRAM

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

During the quarter ended March 31, 2019, we repurchased a total of 267,300 shares of our common stock for an aggregate consideration (including fees and commissions) of $1,957.

From the inception of the Share Repurchase Program on November 1, 2018, we repurchased a total of 372,974 shares of our common stock for an aggregate consideration (including fees and commissions) of $2,699.

5.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 31, 2019, 1,052,410 stock options and 11,666 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 484,843 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended April 1, 2018, 1,324,753 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS resulting in 498,109 additional shares in the calculation of fully diluted earnings per share. There were 448,250 and 214,000 outstanding stock options for the three-month periods ended March 31, 2019 and April 1, 2018, respectively, which were not included in EPS as the effect would be anti-dilutive.

6.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash

The Company had cash and restricted cash totaling $21,240 and $25,934 as of March 31, 2019 and December 31, 2018, respectively.

	March 31,	December 31,
	2019	2018
Cash	$20,929	$25,583
Restricted Cash	311	351
Total	$21,240	$25,934

As of March 31, 2019 and December 31, 2018, restricted cash included $228 and $266, respectively, relating to a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized to income as a direct offset to expense as the related expenditures are incurred. For the quarter ended March 31, 2019, grant proceeds of approximately $38 were realized to income.

As of March 31, 2019 and December 31, 2018, restricted cash includes euro-denominated deposits of $83 and $85, respectively, withheld by the Dutch tax authorities and third party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands.

Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2019	2018
Raw Materials	$17,201	$13,274
Work In Process	2,067	2,016
Finished Goods	8,638	7,553
Total	$27,906	$22,843

Property, Equipment and Improvements, Net

Major classes of property, equipment and improvements consisted of the following:

	March 31,	December 31,
	2019	2018
Land	$123	$123
Buildings and Leasehold Improvements	8,284	8,267
Machinery and Equipment	51,772	51,261
Furniture and Fixtures	2,073	2,058
Computer Hardware and Software	5,889	5,590
Construction In Process	5,478	4,302
	73,619	71,601
Less: Accumulated Depreciation	(61,221)	(60,857)
Property, Equipment and Improvements, Net	$12,398	$10,744

Depreciation expense for property, equipment and improvements was $447 and $484 for the three-month periods ended March 31, 2019 and April 1, 2018, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended March 31, 2019 and April 1, 2018:

	Battery & Energy	Communi- cations
	Products	Systems	Total
Balance - December 31, 2017	$8,965	$11,493	$20,458
Effect of Foreign Currency Translation	240	-	240
Balance – April 1, 2018	9,205	11,493	20,698
Effect of Foreign Currency Translation	(589)	-	(589)
Balance - December 31, 2018	8,616	11,493	20,109
Effect of Foreign Currency Translation	142	-	142
Balance – March 31, 2019	$8,758	$11,493	$20,251

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,407	$-	$3,407
Customer Relationships	6,530	4,453	2,077
Patents and Technology	5,510	4,766	744
Distributor Relationships	377	377	-
Trade Name	379	123	256
Total Other Intangible Assets	$16,203	$9,719	$6,484

	at December 31, 2018
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,405	$-	$3,405
Customer Relationships	6,471	4,392	2,079
Patents and Technology	5,486	4,725	761
Distributor Relationships	377	377	-
Trade Name	370	111	259
Total Other Intangible Assets	$16,109	$9,605	$6,504

The change in the cost value of total intangible assets from December 31, 2018 to March 31, 2019 is a result of the effect of foreign currency translations.

Amortization expense for intangible assets was $92 and $102 for the three-month periods ended March 31, 2019 and April 1, 2018, respectively. Amortization included in research and development expenses was $33 and $38 for the three-month periods ended March 31, 2019 and April 1, 2018, respectively. Amortization included in selling, general and administrative expenses was $59 and $64 for the three-month periods ended March 31, 2019 and April 1, 2018, respectively.

7.     .STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-Month Periods Ended
	March 31,	April 1,
	2019	2018
Stock Options	$174	$123
Restricted Stock Grants	11	16
Total	$185	$139

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2019, there was $372 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,576,087	$6.58
Granted	-	-
Exercised	(75,427)	4.71
Forfeited or Expired	-	-
Outstanding at March 31, 2019	1,500,660	$6.68	3.25	$5,574
Vested and Expected to Vest at March 31, 2019	1,409,243	$6.65	3.12	$5,280
Exercisable at March 31, 2019	1,031,701	$5.98	2.47	$4,377

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2019 and April 1, 2018 was $356 and $939, respectively.

In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees. These shares vest in equal annual installments over three years. The weighted average grant date fair value of these awards was $7.16 per share. Unrecognized compensation cost related to these restricted shares was $42 at March 31, 2019.

8.     INCOME TAXES

Our effective tax rate for the three months ended March 31, 2019 and April 1, 2018 was 8% and 3%, respectively. The increase in our effective tax rate for the current quarter compared to the prior quarter was primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018.

Our effective tax rate for the three months ended March 31, 2019 was lower than the U.S. federal statutory rate primarily due to tax benefits relating to the exercise of stock options during the period.

As of March 31, 2019, we have domestic net operating losses (“NOL”) carryforwards of $63,388, which expire 2019 thru 2035, and domestic tax credits of $1,817, which expire 2028 thru 2037, available to reduce future taxable income. Management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2019, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of March 31, 2019, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2019, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2019 and December 31, 2018.

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

9.     OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2019, the remaining lease terms on our operating leases range from less than one year to approximately 3 years. Renewal options to extend our leases have been exercised. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior comparative period were as follows:

	Three Months Ended
	March 31,	April 1,
	2019	2018
Operating Lease Cost	$145	$151
Variable Lease Cost	21	18
Total Lease Cost	$166	$169

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,	April 1,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150	$153
Right-of-use assets obtained in exchange for lease liabilities:	$131	$-

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	March 31, 2019	December 31, 2018
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$844	$805

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$412	$439
Operating lease liability, net of current portion	Other noncurrent liabilities	436	376
Total operating lease liability		$848	$815

Weighted-average remaining lease term (years)		2.3	2.1

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of March 31, 2019 are as follows:

Maturity of Operating Lease Liabilities
2019	$307
2020	389
2021	160
2022	36
2023	-
Thereafter	-
Total lease payments	892
Less: Imputed interest	(44)
Present value of remaining lease payments	$848

10.     COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 31, 2019, we have made commitments to purchase approximately $2,363 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2019 and 2018 were as follows:

	Three-Month Periods Ended
	March 31, 2019	April 1, 2018
Accrued Warranty Obligations – Beginning	$95	$149
Accruals for Warranties Issued	5	14
Settlements Made	(5)	(6)
Accrued Warranty Obligations – Ending	$95	$157

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business.  We believe that the final disposition of any such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, recognizing that legal matters are subject to inherent uncertainties, and there exists the possibility that ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.  We are not aware of any such situations at this time.

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

The components of segment performance were as follows:

Three-Month Period Ended March 31, 2019:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$15,998	$2,884	$-	$18,882
Segment Contribution	4,410	674	(4,536)	548
Other Expense			(58)	(58)
Tax Provision			(41)	(41)
Non-Controlling Interest			(24)	(24)
Net Income Attributable to Ultralife				$425

Three-Month Period Ended April 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,224	$5,845	$-	$23,069
Segment Contribution	5,036	2,246	(4,926)	2,356
Other Expense			(133)	(133)
Tax Provision			(55)	(55)
Non-Controlling Interest			(17)	(17)
Net Income Attributable to Ultralife				$2,151

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-Month Period Ended March 31, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$15,998	$10,010	$5,988
Communications Systems	2,884	-	2,884
Total	$18,882	$10,010	$8,872
		53%	47%

Three-Month Period Ended April 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,224	$9,626	$7,598
Communications Systems	5,845	-	5,845
Total	$23,069	$9,626	$13,443
		42%	58%

U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended March 31, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$15,998	$7,567	$8,431
Communications Systems	2,884	2,454	430
Total	$18,882	$10,021	$8,861
		53%	47%

Three-Month Period Ended April 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,224	$9,415	$7,809
Communications Systems	5,845	5,573	272
Total	$23,069	$14,988	$8,081
		65%	35%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our inability to comply with changes to the regulations for the shipment of our products; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; possible impairments of our goodwill and other intangible assets; our customers’ demand falling short of volume expectations in our supply agreements; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2018 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2018.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. See Note 11 in the Notes to Consolidated Financial Statements.

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

Overview

Consolidated revenues of $18,882 for the three-month period ended March 31, 2019, decreased by $4,187 or 18.1%, from $23,069 during the three-month period ended April 1, 2018, due to the timing differences in government/defense battery shipments and the start-up of production and shipment of Communications Systems products to support the U.S. Army’s Network Modernization initiatives under the delivery orders announced in October 2018, which were less than Q1 2018 shipments of Vehicle Amplifier Adapters for the U.S. Army’s Special Force Assistance Brigades under a contract awarded in December 2017 and power supplies shipments to a large global defense prime contractor.

Gross profit for the three-month period ended March 31, 2019 was $5,084 or 26.9% of revenues, compared to $7,282 or 31.6% of revenues, for the same quarter a year ago. The 470 basis point decrease in gross margin resulted from costs incurred to commence production of Communications Systems large program awards announced in October 2018 for shipment in 2019 and the product mix of our shipments.

Operating expenses decreased to $4,536 during the three-month period ended March 31, 2019, compared to $4,926 during the three-month period ended April 1, 2018. The decrease of $390 or 7.9% was attributable to continued tight control over discretionary spending.

Operating income for the three-month period ended March 31, 2019 was $548 or 2.9% of revenues, compared to $2,356 or 10.2% for the year-earlier period. The decrease in operating income primarily resulted from lower sales in our Communications Systems business and the costs to transition to production to fulfill the large program awards announced in October 2018.

Net income attributable to Ultralife was $425, or $.03 per share – basic and diluted, for the three-month period ended March 31, 2019 compared to $2,151, or $0.14 per share – basic and $0.13 per share – diluted, for the three-month period ended April 1, 2018. Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,204 or 6.4% of revenues in the first quarter of 2019 compared to $2,973 or 12.9% of revenues for the first quarter of 2018. See the section “Adjusted EBITDA” beginning on page 21 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

With key amplifier product shipments now increasing and robust opportunities for growth from our diversified set of commercial and government/defense customers ahead of us, we remain well positioned for another year of profitable growth in 2019.

Results of Operations

Three-Month Periods Ended March 31, 2019 and April 1, 2018

Revenues. Consolidated revenues for the three-month period ended March 31, 2019 amounted to $18,882, a decrease of $4,187, or 18.1%, from the $23,069 reported for the three-month period ended April 1, 2018.

Battery & Energy Products revenues decreased $1,226, or 7.1%, to $15,998 from $17,224 for the three-month period ended April 1, 2018. Commercial revenues for the first quarter of 2019 comprised 63% of total revenues for the segment and increased 4.0% over the prior year period. This increase primarily resulted from 10.4% revenue growth attributable to our medical customers, partially offset by a reduction in the sales of our 9-Volt batteries. Government and defense sales decreased 21.2% primarily due to the lumpiness of orders from some of our U.S. and international defense customers.

Communications Systems revenues decreased $2,961, or 50.7%, to $2,884 from $5,845 for the three-month period ended April 1, 2018. This decrease is primarily due to the initial start-up production and shipment of products to support the U.S. Army’s Network Modernization initiatives under the delivery orders announced in October 2018 which were less than Q1 2018 shipments of Vehicle Amplifier Adapters for the U.S. Army’s Special Force Assistance Brigades under a contract awarded in December 2017 and power supplies shipments to a large global defense prime contractor.

Cost of Products Sold. Cost of products sold totaled $13,798 for the quarter ended March 31, 2019, a decrease of $1,989, or 12.6%, from the $15,787 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased to 73.1% for the three-month period ended March 31, 2019 from 68.4% for the three-month period ended April 1, 2018. Correspondingly, consolidated gross margin was 26.9% for the three-month period ended March 31, 2019, compared with 31.6% for the three-month period ended April 1, 2018, primarily reflecting sales mix and costs incurred to commence the initial production of Communications Systems products to begin shipments under large program awards announced in October 2018.

For our Battery & Energy Products segment, gross profit for the first quarter of 2019 was $4,410 or 27.6% of revenues, a decrease of $626 or 12.4% from gross profit of $5,036 or 29.2% of revenues, for the first quarter of 2018. The decrease in Battery & Energy Products’ gross margin for 2019 was due to product mix.

For our Communications Systems segment, gross profit for the first quarter of 2019 was $674 or 23.4% of revenues, a decrease of $1,572 or 70.0%, from gross profit of $2,246, or 38.4% of revenues, for the first quarter of 2018. The decrease in gross margin during 2019 was primarily due to costs incurred to commence production of large program awards announced in October 2018.

Operating Expenses. Total operating expenses for the three-month period ended March 31, 2019 totaled $4,536, a decrease of $390 or 7.9% from the $4,926 reported during the three-month period ended April 1, 2018. The decrease resulted from continued tight control over discretionary spending in 2019.

Overall, operating expenses as a percentage of revenues were 24.0% for the quarter ended March 31, 2019 compared to 21.4% for the quarter ended April 1, 2018. Amortization expense associated with intangible assets related to our acquisitions was $92 for the first quarter of 2019 ($59 in selling, general and administrative expenses and $33 in research and development costs), compared with $102 for the first quarter of 2018 ($64 in selling, general, and administrative expenses and $38 in research and development costs). Research and development costs were $1,036 for the three-month period ended March 31, 2019, a decrease of $65 or 5.9%, from $1,101 for the three-months ended April 1, 2018. The decrease primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $325 or 8.5%, to $3,500 during the first quarter of 2019 from $3,825 during the first quarter of 2018. The decrease is attributable to continued tight control over discretionary administrative spending.

Other Expense. Other expense totaled $58 for the three-month period ended March 31, 2019 compared to $133 for the three-month period ended April 1, 2018. Interest and financing expense decreased $28, from $33 for the first quarter of 2018 to $5 for the comparable period in 2019. The decrease is due to the offsetting interest earned on our higher cash balances from the year-earlier period. Miscellaneous expense amounted to $53 for the first quarter of 2019 compared with $100 for the first quarter of 2018, primarily due to the strengthening of the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. The tax provision for the 2019 first quarter was $41 compared to $55 for the first quarter of 2018. See Note 8 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $425, or $.03 per share – basic and diluted for the three-month period ended March 31, 2019 compared to $2,151, or $0.14 per share – basic and $0.13 per share – diluted, for the three-month period ended April 1, 2018. Average weighted common shares outstanding used to compute diluted earnings per share increased from 16,202,314 in the first quarter of 2018 to 16,224,790 in the first quarter of 2019. The increase in 2019 is attributable to stock option exercises since the first quarter of 2018 and an increase in the weighted average stock price to compute diluted shares from $8.17 for the first quarter of 2018 to $9.40 for the first quarter of 2019, partially offset by the repurchase of shares in the 2019 period.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended
	March 31,	April 1,
	2019	2018

Net Income Attributable to Ultralife	$425	$2,151
Add:
Interest and Financing Expense, Net	5	33
Income Tax Provision	41	55
Depreciation Expense	447	484
Amortization of Intangible Assets and Financing Fees	101	111
Stock-Based Compensation Expense	185	139
Adjusted EBITDA	$1,204	$2,973

Liquidity and Capital Resources

As of March 31, 2019, cash totaled $21,240, a decrease of $4,694 as compared to $25,934 of cash held at December 31, 2018, primarily driven by the procurement of inventory for large program awards for our Communications Systems business, strategic capital investment for our Battery & Energy Products business, and repurchases of our common stock under our Share Repurchase Program.

During the three-month period ended March 31, 2019, net cash of $545 was used in operations, driven by a $4,963 increase in inventory primarily relating to large program awards announced in October 2018 for our Communications Systems business. Cash used in operations was largely offset by net income of $449 plus non-cash expenses (depreciation, amortization, stock-based compensation and deferred taxes) totaling $728 and a net decrease of $3,241 in other working capital items primarily attributable to the timing of customer collections and supplier payments.

Cash used in investing activities for the three-month period ended March 31, 2019 consisted of capital expenditures of $2,581 primarily due to investment in automation equipment pertaining to our Battery & Energy Products business, including 3-Volt cell production.

Net cash used in financing activities for the three months ended March 31, 2019 was attributable to share repurchases under our Share Repurchase Program totaling $1,957, partially offset by stock option exercise proceeds of $356.

As of March 31, 2019, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 8 in the notes to consolidated financial statements for additional information.

As of March 31, 2019, we had made commitments to purchase approximately $2,363 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 2 to the notes to consolidated financial statements), the Company drew down $8.0 million on its Term Loan Facility and $6.8 million under its Revolving Credit Facility.

The Company believes that the cash flow generated from future operations and availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

See Note 3 to the notes to consolidated financial statements for further information regarding our credit facilities.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2018 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2019, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.  Refer to Note 1 in the notes to consolidated financial statements for updated accounting policies to reflect the Company’s adoption of Topic 842 - Leases as of January 1, 2019.

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

PART II.     OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Refer to Note 4 of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

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

The following table sets forth information regarding our repurchases of common stock for the first quarter of 2019 under this program:

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 2019	267,100	$7.29	372,774	2,127,226
February 2019	200	7.49	372,974	2,127,026
March 2019	-	-	372,974	2,127,026
Total	267,300		372,974

All repurchases were made using cash resources. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Item 6.     EXHIBITS

Exhibit Index	Exhibit Description	Incorporated By Reference from

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 2, 2019	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By: /s/ Philip A. Fain
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