Form 10-Q
period 2019-06-30
ULTRALIFE CORP
filed 2019-08-01
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 15,762,574 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

		December 31,
	June 30,	2018
	2019	Adjusted (1)
ASSETS
Current assets:
Cash	$6,816	$25,934
Trade accounts receivable, net of allowance for doubtful accounts of $328 and $296, respectively	25,119	16,015
Inventories, net	34,315	22,843
Prepaid expenses and other current assets	2,374	2,368
Total current assets	68,624	67,160
Property, equipment and improvements, net	22,078	10,744
Goodwill	26,574	20,109
Other intangible assets, net	9,932	6,504
Deferred income taxes, net	13,746	15,444
Other noncurrent assets	784	887
Total Assets	$141,738	$120,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,179	$9,919
Current portion of long-term debt	1,291	-
Accrued compensation and related benefits	1,526	1,494
Accrued expenses and other current liabilities	3,289	3,973
Total current liabilities	20,285	15,386
Long-term debt	14,491	-
Deferred income taxes	534	591
Other noncurrent liabilities	377	408
Total liabilities	35,687	16,385

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,163,756 shares at June 30, 2019 and 20,053,335 shares at December 31, 2018; outstanding – 15,762,574
shares at June 30, 2019 and 15,920,585 shares at December 31, 2018	2,016	2,005
Capital in excess of par value	183,457	182,630
Accumulated deficit	(55,354)	(58,035)
Accumulated other comprehensive loss	(2,803)	(2,786)
Treasury stock - at cost; 4,401,182 shares at June 30, 2019 and 4,132,750 shares at December 31, 2018	(21,231)	(19,266)
Total Ultralife Corporation equity	106,085	104,548
Non-controlling interest	(34)	(85)
Total shareholders’ equity	106,051	104,463

Total liabilities and shareholders' equity	$141,738	$120,848

(1)

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases. Prior period balances have been adjusted for the effects of the new standard. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Revenues	$29,397	$22,864	$48,279	$45,933
Cost of products sold	20,532	16,314	34,330	32,101
Gross profit	8,865	6,550	13,949	13,832

Operating expenses:
Research and development	1,587	1,218	2,623	2,318
Selling, general and administrative	4,236	3,700	7,736	7,526
Total operating expenses	5,823	4,918	10,359	9,844

Operating income	3,042	1,632	3,590	3,988

Other expense (income):
Interest and financing expense	114	21	119	54
Miscellaneous	(31)	(107)	22	(6)
Total other expenses (income)	83	(86)	141	48

Income before income tax provision	2,959	1,718	3,449	3,940
Income tax provision	676	78	717	133

Net income	2,283	1,640	2,732	3,807

Net income attributable to non-controlling interest	27	13	51	30

Net income attributable to Ultralife Corporation	2,256	1,627	2,681	3,777

Other comprehensive loss:
Foreign currency translation adjustments	(452)	(1,177)	(17)	(425)

Comprehensive income attributable to Ultralife Corporation	$1,804	$450	$2,664	$3,352

Net income per share attributable to Ultralife common shareholders – basic	$.14	$.10	$.17	$.24

Net income per share attributable to Ultralife common shareholders – diluted	$.14	$.10	$.17	$.23

Weighted average shares outstanding – basic	15,742	15,922	15,741	15,813
Potential common shares	451	598	439	541
Weighted average shares outstanding - diluted	16,193	16,520	16,180	16,354

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six-Month Period Ended
	June 30, 2019	July 1, 2018
OPERATING ACTIVITIES:
Net income	$2,732	$3,807
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	962	980
Amortization of intangible assets	224	203
Amortization of financing fees	20	18
Stock-based compensation	360	344
Deferred income taxes	636	36
Changes in operating assets and liabilities:
Accounts receivable	(5,466)	(872)
Inventories	(6,779)	1,338
Prepaid expenses and other assets	362	141
Accounts payable and other liabilities	2,703	(4,177)
Net cash (used in) provided by operating activities	(4,246)	1,818

INVESTING ACTIVITIES:
Purchase of SWE, net of cash acquired	(25,248)	-
Purchases of property, equipment and improvements	(3,793)	(999)
Net cash used in investing activities	(29,041)	(999)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	8,182	-
Proceeds from term loan facility	8,000	-
Payment of term loan facility	(212)	-
Repurchase of common stock	(1,957)	-
Payment of debt issuance costs	(157)	-
Proceeds from exercise of stock options	478	1,293
Tax withholdings on stock-based awards	(8)	-
Proceeds from government grant	-	397
Net cash provided by financing activities	14,326	1,690

Effect of exchange rate changes on cash	(157)	(90)

(DECREASE) INCREASE IN CASH	(19,118)	2,419

Cash, Beginning of period	25,934	18,330
Cash, End of period	$6,816	$20,749

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2017	19,670,928	$1,966	$180,211	$(1,611)	$(82,894)	$(18,469)	$(154)	$79,049
Cumulative effect adjustment (1)					(71)			(71)
Net income					3,777		30	3,807
Stock option exercises	290,476	30	1,296					1,326
Stock-based compensation -stock options			309					309
Stock-based compensation -restricted stock			35					35
Foreign currency translation adjustments				(425)				(425)
Cash settlement of outstanding options			(33)					(33)
Balance – July 1, 2018 (1)	19,961,404	$1,996	$181,818	$(2,036)	$(79,188)	$(18,469)	$(124)	$83,997

Balance – December 31, 2018 (1)	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net Income					2,681		51	2,732
Share repurchases						(1,957)		(1,957)
Stock option exercises	104,587	11	467					478
Stock-based compensation -stock options			316					316
Stock-based compensation -restricted stock	5,834		44					44
Tax withholdings on restricted stock						(8)		(8)
Foreign currency translation adjustments				(17)				(17)
Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051

Balance – April 1, 2018 (1)	19,891,937	$1,989	$181,312	$(859)	$(80,814)	$(18,469)	$(137)	$83,022
Net income					1,626		13	1,639
Stock option exercises	69,467	7	301					308
Stock-based compensation -stock options			186					186
Stock-based compensation -restricted stock			19					19
Foreign currency translation adjustments				(1,177)				(1,177)
Balance – July 1, 2018 (1)	19,961,404	$1,996	$181,818	$(2,036)	$(79,188)	$(18,469)	$(124)	$83,997

Balance – March 31, 2019	20,134,596	$2,013	$183,163	$(2,351)	$(57,610)	$(21,231)	$(61)	$103,923
Net income					2,256		27	2,283
Stock option exercises	29,160	3	119					122
Stock-based compensation -stock options			142					142
Stock-based compensation -restricted stock			33					33
Foreign currency translation adjustments				(452)				(452)
Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051

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

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2018.

The December 31, 2018 consolidated balance sheet data referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

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

At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet.

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

2.    ACQUISITION

On May 1, 2019, the Company completed the acquisition of 100% of the issued and outstanding shares of Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), for an aggregate purchase price of $26,190 inclusive of $942 cash acquired and post-closing adjustments.

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

The acquisition of SWE was completed pursuant to a Stock Purchase Agreement dated May 1, 2019 (the “Stock Purchase Agreement”) by and among Ultralife, SWE, Southwest Electronic Energy Medical Research Institute, a Texas non-profit (the “Seller”), and Claude Leonard Benckenstein, an individual (the “Shareholder”). The Stock Purchase Agreement contains customary terms and conditions including representations, warranties and indemnification provisions. A portion of the consideration paid to the Seller is being held in escrow for indemnification purposes.

The aggregate purchase price for the acquisition was funded by the Company through a combination of cash on hand and borrowings under the Credit Facilities (see Note 3).

The purchase price allocation was determined in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (ASC 805). Accordingly, the fair value of the consideration was determined, and the assets acquired and liabilities assumed have been recorded at their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below. Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered several factors, including reference to an analysis performed under ASC 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. The resulting purchase price allocation is considered preliminary and could differ materially from the final allocation based on further analysis and future events. The final purchase price allocation may include changes in the valuation of assets acquired and liabilities assumed, including intangible assets, inventories, fixed assets, deferred taxes and residual goodwill.

Cash	$942
Accounts receivable	3,621
Inventories	4,685
Prepaid expenses and other current assets	431
Property, equipment and improvements	9,177
Goodwill	6,474
Other intangible assets	3,649
Accounts payable	(1,060)
Other current liabilities	(718)
Deferred tax liability, net	(1,011)
Net assets acquired	$26,190

The goodwill included in the Company’s purchase price allocation presented above represents the value of SWE’s assembled and trained workforce, the incremental value that SWE engineering and technology will bring to the Company and the revenue growth which is expected to occur over time which is attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

The operating results and cash flows of SWE are reflected in the Company’s consolidated financial statements from the date of acquisition. SWE is included in the Battery & Energy Products segment.

For the six-month period ended June 30, 2019, SWE contributed revenue of $4,750 and net income of $101, inclusive of a $205 increase in cost of products sold for the fair value step-up of acquired inventory sold during the period, non-recurring expenses of $165 directly related to the acquisition, interest expense of $110 directly related to the financing of the SWE acquisition, amortization expense of $41 on acquired identifiable intangible assets and a $23 reduction of depreciation expense as a result of fair value adjustments and useful life changes.

During the three and six-month periods ended June 30, 2019, the Company incurred non-recurring transaction costs of $322 directly attributable to the acquisition. Debt issuance costs of $157, including placement, renewal and legal fees, are amortized to interest expense over a weighted average life of 4.6 years based on the terms of the related Credit Facilities.  Other non-recurring transaction costs of $165, including one-time accounting, legal and due diligence services, were expensed during the period.

The following supplemental pro forma information presents the combined results of operations, inclusive of the purchase accounting adjustments and one-time acquisition-related expenses described above, as if the acquisition of SWE had been completed on January 1, 2018, the beginning of the comparable prior period.

The supplemental pro forma results do not reflect the agreed upon departure of the Shareholder from SWE and dissolution of the SWE Board of Directors upon consummation of the acquisition or the realization of any expected synergies or other cost reductions following the completion of the business combination. The supplemental pro forma results are presented for informational purposes only and should not be considered indicative of the financial position or results of operations had the acquisition been completed as of the dates indicated and does not purport to indicate the future combined financial position or results of operation.

Set forth below are the unaudited supplemental pro forma results of the Company and SWE for the six-month periods ended June 30, 2019 and July 1, 2018 as if the acquisition had occurred as of January 1, 2018.

	Six Months Ended
	July 1, 2018	June 30, 2019
Revenue	$58,957	$57,074
Operating income	$3,046	$4,171
Net Income attributable to Ultralife Corporation	$2,851	$2,955
Net income per share attributable to Ultralife Corporation:
Basic	$0.18	$0.19
Diluted	$0.17	$0.18

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

The Amended Credit Agreement, among other things, provides for a five-year, $8,000 senior secured term loan (the “Term Loan Facility”) and extends the term of the $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”) through May 31, 2022. Up to six months prior to May 31, 2022, the Revolving Credit Facility may be increased to $50,000 with the Bank’s concurrence.

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility.  As of June 30, 2019, the Company had $7,788 outstanding principal on the Term Loan Facility, of which $1,291 is included in current portion of long-term debt on the balance sheet, and $8,182 outstanding principal on the Revolving Credit Facility.  As of June 30, 2019, total unamortized debt issuance costs of $188 associated with the Amended Credit Agreement are classified as a reduction of long-term debt on the balance sheet.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of June 30, 2019.

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

For the six-month period ended June 30, 2019, we repurchased a total of 267,300 shares of our common stock for an aggregate consideration (including fees and commissions) of $1,957. There were no shares repurchased during the three-month period ended June 30, 2019.

From the inception of the Share Repurchase Program on November 1, 2018, we repurchased a total of 372,974 shares of our common stock for an aggregate consideration (including fees and commissions) of $2,699.

5.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 30, 2019, 1,016,668 stock options and 31,666 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 450,793 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended July 1, 2018, 1,268,286 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS resulting in 598,061 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended June 30, 2019 and July 1, 2018, 1,016,668 and 1,254,286 stock options and 31,666 and 17,500 restricted stock awards, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 438,969 and 540,836 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 446,250 and 401,750 outstanding stock options for the three-month periods ended June 30, 2019 and July 1, 2018, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 446,250 and 415,750 outstanding stock options for the six-month periods ended June 30, 2019 and July 1, 2018, respectively, which were not included in EPS as the effect would be anti-dilutive.

6.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2019	2018
Cash	$6,528	$25,583
Restricted cash	288	351
Total	$6,816	$25,934

As of June 30, 2019 and December 31, 2018, restricted cash included $205 and $266, respectively, relating to a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized to income as a direct offset to expense as the related expenditures are incurred. For the six-month period ended June 30, 2019, grant proceeds of $61 were realized to income. As of June 30, 2019 and December 31, 2018, restricted cash included euro-denominated deposits of $83 and $85, respectively, withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2019	2018
Raw materials	$18,379	$13,274
Work in process	2,679	2,016
Finished goods	13,257	7,553
Total	$34,315	$22,843

Property, Equipment and Improvements, Net

Major classes of property, equipment and improvements consisted of the following:

	June 30,	December 31,
	2019	2018
Land	$1,273	$123
Buildings and leasehold improvements	15,285	8,267
Machinery and equipment	53,774	51,261
Furniture and fixtures	2,177	2,058
Computer hardware and software	6,120	5,590
Construction in process	5,036	4,302
	83,665	71,601
Less: Accumulated depreciation	(61,587)	(60,857)
Property, equipment and improvements, net	$22,078	$10,744

Depreciation expense for property, equipment and improvements was as follows:

	Three-month period ended		Six-month period ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Depreciation expense	$515	$496	$962	$980

Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended June 30, 2019 and July 1, 2018:

	Battery & Energy	Communi- cations
	Products	Systems	Total
Balance - December 31, 2017	$8,965	$11,493	$20,458
Effect of foreign currency translation	(136)	-	(136)
Balance – July 1, 2018	8,829	11,493	20,322
Effect of foreign currency translation	(213)	-	(213)
Balance - December 31, 2018	8,616	11,493	20,109
Acquisition of SWE	6,474	-	6,474
Effect of foreign currency translation	(9)	-	(9)
Balance – June 30, 2019	$15,081	$11,493	$26,574

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,405	$-	$3,405
Customer relationships	8,986	4,509	4,477
Patents and technology	5,483	4,789	694
Distributor relationships	377	377	-
Trade name	1,497	141	1,356
Total	$19,748	$9,816	$9,932

	at December 31, 2018
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,405	$-	$3,405
Customer relationships	6,471	4,392	2,079
Patents and technology	5,486	4,725	761
Distributor relationships	377	377	-
Trade name	370	111	259
Total	$16,109	$9,605	$6,504

The increase in the carrying value of other intangible assets from December 31, 2018 to June 30, 2019 reflects the preliminary valuation of identifiable intangible assets acquired in the Company’s acquisition of SWE. The table below summarizes the estimated fair value, useful life and annual amortization for the identifiable intangible assets resulting from the preliminary valuation analysis. Amortization for the SWE intangible assets is recognized as selling, general and administrative expense.

			Annual
		Estimated	Estimated
	Estimated Fair	Useful Lives	Amortization
	Value	in Years	Expense
Customer relationships	$2,522	15	$168
Trade name	1,127	15	75
Total	$3,649		$243

The remaining change in the carrying value of other intangible assets from December 31, 2018 to June 30, 2019 is the result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Amortization included in:
Research and development	$33	$37	$66	$75
Selling, general and administrative	99	64	158	128
Total amortization expense	$132	$101	$224	$203

7.    STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Stock options	$142	$186	$316	$309
Restricted stock grants	33	19	44	35
Total	$175	$205	$360	$344

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2019, there was $284 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,576,087	$6.58
Granted	-	-
Exercised	(104,587)	4.56
Forfeited or expired	(6,916)	4.59
Outstanding at June 30, 2019	1,464,584	$6.74	3.03	$2,917
Vested and expected to vest at June 30, 2019	1,409,866	$6.69	2.94	$2,860
Exercisable at June 30, 2019	1,189,793	$6.13	2.65	$2,704

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2019 and July 1, 2018 was $122 and $354, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2019 and July 1, 2018 was $478 and $1,293, respectively.

In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. Unrecognized compensation cost related to these restricted shares was $230 at June 30, 2019.

8.    INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2019 and July 1, 2018 was 20.8% and 3.4%, respectively. The increase in our effective tax rate for the current period compared to the prior period was primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018.

Our effective tax rate for the six months ended June 30, 2019 was lower than the U.S. federal statutory rate primarily due to tax benefits relating to the exercise of stock options during the period.

As of December 31, 2018, we have domestic net operating loss (“NOL”) carryforwards of $63,388, which expire 2019 thru 2035, and domestic tax credits of $1,817, which expire 2028 thru 2037, available to reduce future taxable income. Management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2019, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of June 30, 2019, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2019, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2019 and December 31, 2018.

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

9.    OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of June 30, 2019, the remaining lease terms on our operating leases range from less than one year to approximately 3 years. Renewal options to extend our leases have been exercised. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating lease cost	$145	$150	$290	$301
Variable lease cost	21	29	42	47
Total lease cost	$166	$179	$332	$348

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283	$308
Right-of-use assets obtained in exchange for lease liabilities:	$131	$-

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	June 30, 2019	December 31, 2018
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$720	$805

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$374	$439
Operating lease liability, net of current portion	Other noncurrent liabilities	344	376
Total operating lease liability		$718	$815

Weighted-average remaining lease term (years)		2.1	2.1

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of June 30, 2019 are as follows:

Maturity of Operating Lease Liabilities
2019	$191
2020	389
2021	160
2022	18
2023	-
Thereafter	-
Total lease payments	758
Less: Imputed interest	(40)
Present value of remaining lease payments	$718

In July 2019, the Company entered into an agreement effective July 8, 2019 to extend the operating lease term of its Shenzhen facility. Future minimum lease payments of approximately $1,650 are required to be made over the five-year term of the lease. There is no contractual renewal option. There is no transfer of title or option to purchase the facility upon expiration. There are no residual value guarantees or material restrictive covenants.

10.  COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of June 30, 2019, we have made commitments to purchase approximately $1,418 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2019 and 2018 were as follows:

	Six-Month Period Ended
	June 30, 2019	July 1, 2018
Accrued warranty obligations – beginning	$95	$149
Assumed warranty obligations – SWE	145	-
Accruals for warranties issued	18	7
Settlements made	(22)	(5)
Accrued warranty obligations – ending	$236	$151

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

The components of segment performance were as follows:

Three-Month Period Ended June 30, 2019:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$20,300	$9,097	$-	$29,397
Segment contribution	5,655	3,210	(5,823)	3,042
Other expense			(83)	(83)
Tax provision			(676)	(676)
Non-controlling interest			(27)	(27)
Net income attributable to Ultralife				$2,256

Three-Month Period Ended July 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,831	$5,033	$-	$22,864
Segment contribution	4,926	1,624	(4,918)	1,632
Other income			86	86
Tax provision			(78)	(78)
Non-controlling interest			(13)	(13)
Net income attributable to Ultralife				$1,627

Six-Month Period Ended June 30, 2019:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$36,298	$11,981	$-	$48,279
Segment contribution	10,065	3,884	(10,359)	3,590
Other expense			(141)	(141)
Tax provision			(717)	(717)
Non-controlling interest			(51)	(51)
Net income attributable to Ultralife				$2,681

Six-Month Period Ended July 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$35,055	$10,878	$-	$45,933
Segment contribution	9,962	3,870	(9,844)	3,988
Other expense			(48)	(48)
Tax provision			(133)	(133)
Non-controlling interest			(30)	(30)
Net income attributable to Ultralife				$3,777

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-Month Period Ended June 30, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,300	$15,049	$5,251
Communications Systems	9,097	-	9,097
Total	$29,397	$15,049	$14,348
		51%	49%

Three-Month Period Ended July 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,831	$10,254	$7,577
Communications Systems	5,033	-	5,033
Total	$22,864	$10,254	$12,610
		45%	55%

Six-Month Period Ended June 30, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$36,298	$25,059	$11,239
Communications Systems	11,981	-	11,981
Total	$48,279	$25,059	$23,220
		52%	48%

Six-Month Period Ended July 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$35,055	$19,880	$15,175
Communications Systems	10,878	-	10,878
Total	$45,933	$19,880	$26,053
		43%	57%

U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended June 30, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,300	$10,843	$9,457
Communications Systems	9,097	8,897	200
Total	$29,397	$19,740	$9,657
		67%	33%

Three-Month Period Ended July 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,831	$10,647	$7,184
Communications Systems	5,033	5,033	-
Total	$22,864	$15,680	$7,184
		69%	31%

Six-Month Period Ended June 30, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$36,298	$18,410	$17,888
Communications Systems	11,981	11,351	630
Total	$48,279	$29,761	$18,518
		62%	38%

Six-Month Period Ended July 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$35,055	$20,062	$14,993
Communications Systems	10,878	10,606	272
Total	$45,933	$30,668	$15,265
		67%	33%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our inability to comply with changes to the regulations for the shipment of our products; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; possible impairments of our goodwill and other intangible assets; our customers’ demand falling short of volume expectations in our supply agreements; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals;” possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “estimate,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, and ENTELLION™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Overview

Consolidated revenues of $29,397 for the three-month period ended June 30, 2019, increased by $6,533 or 28.6%, from $22,864 during the three-month period ended July 1, 2018, due to higher revenues from our Battery & Energy Products business reflecting the May 1, 2019 acquisition of SWE and from our Communications Systems business driven by shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization initiatives under the delivery orders received in October 2018.

Gross profit for the three-month period ended June 30, 2019 was $8,865 or 30.2% of revenues, compared to $6,550 or 28.6% of revenues, for the same quarter a year ago. The 160-basis point increase in gross margin for both businesses resulted from a favorable product mix. The gross margin for the second quarter of 2019 was reduced by 70 basis points resulting from the write-up of certain SWE inventory to fair market value as required by Generally Accepted Accounting Principles (“GAAP”) purchase accounting and the subsequent sell-through of that inventory during the second quarter.

Operating expenses increased to $5,823 during the three-month period ended June 30, 2019, compared to $4,918 during the three-month period ended July 1, 2018. The increase of $905 or 18.4% was fully attributable to SWE which contributed operating expenses of $1,156 in the second quarter, including $165 of one-time direct acquisition costs incurred by the Company.  Excluding SWE, operating expenses decreased $251 or 5.1% due primarily to lower corporate expenses.  Both periods reflect continued tight control over discretionary spending.  Operating expenses as a percentage of sales declined 170 basis points from 21.5% for the second quarter of 2018 to 19.8% for the current quarter.

Operating income for the three-month period ended June 30, 2019 was $3,042 or 10.3% of revenues, compared to $1,632 or 7.1% for the year-earlier period. The increase in operating income resulted from revenue growth and operating expense leverage.  Operating income for the three-month period ending June 30, 2019 includes purchase accounting adjustments and non-recurring costs related to the acquisition of SWE totaling $388, or equivalent to $0.02 per share.  Net of these costs, SWE contributed $241 of operating income for the current period.

Net income attributable to Ultralife was $2,256, or $0.14 per share – basic and diluted, for the three-month period ended June 30, 2019, compared to $1,627, or $0.10 per share – basic and diluted, for the three-month period ended July 1, 2018. As a result of our reversal of the allowance on deferred tax assets at year-end 2018, we utilized a statutory tax rate of 23.3% to record our tax provision for the second quarter of 2019 compared to an effective rate of 4.5% for the year-earlier quarter. Since we do not expect to pay cash taxes in the U.S. for the foreseeable future due to the usage of our deferred tax assets, we have estimated an effective tax rate of 1.2 % resulting in Adjusted EPS of $0.18 for the 2019 second quarter. Including the one-time adjustments and expenses and the use of the U.S. statutory tax rate, SWE was accretive by approximately $0.01 of EPS for the quarter.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $4,084 in the second quarter of 2019 compared to $2,537 for the second quarter of 2018. See the section “Adjusted EBITDA” beginning on page 25 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

We enter the second half of 2019 prepared to fulfill remaining amplifier orders and to capture opportunities available to us from several new products serving commercial end markets. As a result, we remain well positioned to deliver profitable growth in 2019 now boosted by our acquisition of SWE.

Three-Month Periods Ended June 30, 2019 and July 1, 2018

Revenues. Consolidated revenues for the three-month period ended June 30, 2019 were $29,397, an increase of $6,533, or 28.6%, from the $22,864 reported for the three-month period ended July 1, 2018. Overall, commercial sales increased 46.8% and government/defense sales increased 13.6% over the 2018 period. Revenues for the 2019 period include revenues of SWE which was acquired by the Company on May 1, 2019.

Battery & Energy Products revenues increased $2,469, or 13.9%, from $17,831 for the three-month period ended July 1, 2018 to $20,300 for the three-month period ended June 30, 2019. The increase was attributable to the $4,750 revenue of SWE partially offset by a $2,281 reduction in sales reflecting the absence of revenue from a large 5390 battery order completed in 2018 and lower 9-Volt sales in the second quarter of 2019.

Communications Systems revenues increased $4,064, or 80.7%, from $5,033 during the three-month period ended July 1, 2018 to $9,097 for the three-month period ended June 30, 2019. This increase is primarily attributable to shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018 and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.  These shipments exceeded 2018 second quarter sales to fulfill a Vehicle Amplifier Adapters award received in December 2017 for the U.S. Army’s Security Force Assistance Brigades award from a large global defense prime contractor, and shipments of our Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”).

Cost of Products Sold / Gross Profit. Cost of products sold totaled $20,532 for the quarter ended June 30, 2019, an increase of $4,218, or 25.9%, from the $16,314 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 71.4% for the three-month period ended July 1, 2018 to 69.8% for the three-month period ended June 30, 2019. Correspondingly, consolidated gross margin was 30.2% for the three-month period ended June 30, 2019, compared with 28.6% for the three-month period ended July 1, 2018, primarily reflecting a more favorable product sales mix. The gross margin for the 2019 period includes an adjustment to increase the opening inventory of SWE to fair market value in accordance with purchase accounting which resulting in a 70-basis point reduction in reported gross margin upon sell through of the product during the second quarter of 2019.

For our Battery & Energy Products segment, gross profit for the second quarter of 2019 was $5,655, an increase of $729 or 14.8% from gross profit of $4,926 for the second quarter of 2018. Battery & Energy Products’ gross margin of 27.9% increased by 30 basis points over the 27.6% gross margin for the year-earlier period, reflecting favorable product mix, despite the purchase accounting adjustment to write-up SWE opening inventory to fair market value which resulted in a $205 charge to cost of products sold in the second quarter of 2019. Excluding this adjustment, the gross margin for Battery & Energy Products would have been 28.9%.

For our Communications Systems segment, gross profit for the second quarter of 2019 was $3,210 or 35.3% of revenues, an increase of $1,586 or 97.7%, from gross profit of $1,624, or 32.3% of revenues, for the second quarter of 2018. The 300-basis point increase in gross margin during 2019 is driven by the favorable sales mix.

Operating Expenses. Total operating expenses for the three-month period ended June 30, 2019 were $5,823, an increase of $905 or 18.4% over the $4,918 reported during the three-month period ended July 1, 2018. The increase is fully attributable to the acquisition of SWE, which contributed operating expenses of $1,156 in the second quarter, including $165 of one-time direct acquisition costs and $41 of intangible asset amortization.  Excluding operating expenses of SWE, operating expenses decreased $251 or 5.1% due to lower corporate expenses.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 19.8% for the quarter ended June 30, 2019 compared to 21.5% for the quarter ended July 1, 2018. Amortization expense associated with intangible assets related to our acquisitions was $132, including $41 for SWE, for the second quarter of 2019 ($99 in selling, general and administrative expenses and $33 in research and development costs), compared with $101 for the second quarter of 2018 ($64 in selling, general, and administrative expenses and $37 in research and development costs). Research and development costs were $1,587 for the three-month period ended June 30, 2019, an increase of $369 or 30.3%, from $1,218 for the three-months ended July 1, 2018. The increase is fully attributable to $383 of research and development costs incurred by SWE.  Selling, general, and administrative expenses increased $536 or 14.5%, to $4,236 for the second quarter of 2019 from $3,700 for the second quarter of 2018. The increase is fully attributable to the acquisition of SWE which contributed operating expenses of $773, including one-time acquisition costs of $165 and intangible asset amortization of $41 for the second quarter of 2019.

Other Expense (Income). Other expense totaled $83 for the three-month period ended June 30, 2019 compared to other income of $86 for the three-month period ended July 1, 2018. Interest and financing expense, net of interest income, increased $93, from $21 for the second quarter of 2018 to $114 for the comparable period in 2019. The increase is due to the financing for the SWE acquisition, which were $110 for the second quarter of 2019. Miscellaneous income amounted to $31 for the second quarter of 2019 compared with miscellaneous expense of $107 for the second quarter of 2018, primarily due to transactions impacted by foreign currency fluctuations in the U.S. dollar relative to the Pound Sterling, and the strengthening of the U.S dollar to the Pound Sterling by 4% from the end of the first quarter to the end of the second quarter of 2019 and 6% from the end of first quarter to the end of the second quarter in 2018.

Income Taxes. The tax provision for the 2019 second quarter was $676 compared to $78 for the second quarter of 2018. As a result of reversing the allowance on deferred tax assets at year-end 2018, a statutory-based tax rate of 22.8% was used to record our tax provision for the second quarter of 2019 compared to an effective tax rate of 4.5% for the year-earlier quarter. We expect that our deferred taxes will offset U.S. taxes for the foreseeable future, and that a cash-based effective tax rate for the 2019 second quarter would be approximately 1.2%. See Note 8 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,256, or $0.14 per share – basic and diluted, for the three-month period ended June 30, 2019, compared to $1,627, or $0.10 per share – basic and diluted, for the three-month period ended July 1, 2018. Average weighted common shares outstanding used to compute diluted earnings per share decreased from 16,519,593 in the second quarter of 2018 to 16,192,692 in the second quarter of 2019. The decrease in 2019 is attributable to share repurchases under the Company’s Share Repurchase Program which commenced on November 1, 2018 partially offset by stock option exercises since the second quarter of 2018 and an increase in the weighted average stock price to compute diluted shares from $9.64 for the second quarter of 2018 to $9.15 for the second quarter of 2019.

Six-Month Periods Ended June 30, 2019 and July 1, 2018

Revenues. Consolidated revenues for the six-month period ended June 30, 2019 amounted to $48,279, an increase of $2,346 or 5.1%, from the $45,933 reported for the six-month period ended July 1, 2018. Overall, commercial sales increased 26.0% and government/defense sales decreased 10.9% from the six-month 2018 period. Revenues for the six-month 2019 period include SWE which was acquired by the Company on May 1, 2019.

Battery & Energy Products revenues increased $1,243, or 3.5%, from $35,055 for the six-month period ended Ju1y 1, 2018 to $36,298 for the six-month period ended June 30, 2019. The increase was attributable to the $4,750 revenue contribution from the operations of SWE and a 4.0% increase in battery sales to medical customers partially offset by a $3,507 or 10.0% reduction in sales primarily reflecting the absence of revenue from a large 5390 battery order completed in 2018 and lower 9-Volt sales in the first half of 2019.

Communications Systems revenues increased $1,103, or 10.1%, from $10,878 during the six-month period ended July 1, 2018 to $11,981 for the six-month period ended June 30, 2019.  This increase is primarily attributable to shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018 and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $34,330 for the six-month period ended June 30, 2019, an increase of $2,229 or 6.9%, from the $32,101 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 69.9% for the six-month period ended July 1, 2018 to 71.1% for the six-month period ended June 30, 2019. Correspondingly, consolidated gross margin was 28.9% for the six-month period ended June 30, 2019, compared with 30.1% for the six-month period ended July 1, 2018, due primarily to product mix. The gross margin for the 2019 period includes an adjustment to increase the opening inventory of SWE to fair market value in accordance with purchase accounting which resulted in a 40-basis point reduction in reported gross margin for the first half of 2019 upon sell through of the product during the second quarter of 2019.

For our Battery & Energy Products segment, the cost of products sold increased $1,140 or 4.5%, from $25,093 during the six-month period ended July 1, 2018 to $26,233 during the six-month period ended June 30, 2019. Battery & Energy Products’ gross profit for the 2019 six-month period was $10,065 or 27.7% of revenues, an increase of $103 or 1.0% from gross profit of $9,962, or 28.4% of revenues, for the 2018 six-month period. Battery & Energy Products’ gross margin decreased for the six-month period ended June 30, 2019 by 70 basis points, primarily due to the purchase accounting adjustment described above which accounted for 60 basis points of the reduction.

For our Communications Systems segment, the cost of products sold increased by $1,089 or 15.5% from $7,008 during the six-month period ended July 1, 2018 to $8,097 during the six-month period ended June 30, 2019. Communications Systems’ gross profit for the first six months of 2019 was $3,884 or 32.4% of revenues, an increase of $14 or 0.4% from gross profit of $3,870 or 35.6% of revenues, for the six-month period ended July 1, 2018. The decrease in gross margin was primarily due to costs incurred to commence production of large program awards during the first quarter of 2019.

Operating Expenses.  Total operating expenses for the six-month period ended June 30, 2019 totaled $10,359, an increase of $515 or 5.2% from the $9,844 recorded during the six-month period ended July 1, 2018.  The increase is fully attributable to the acquisition of SWE on May 1, 2019, which contributed operating expenses of $1,156, including $165 of one-time direct acquisition costs and $41 of intangible asset amortization.  Excluding SWE results, operating expenses decreased $641 or 6.5% due to lower corporate expenses.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.5% for the six-month period ended June 30, 2019 compared to 21.4% for the comparable 2018 period. Amortization expense associated with intangible assets related to our acquisitions was $224, including $41 for SWE, for the first six months of 2019 ($158 in selling, general and administrative expenses and $66 in research and development costs), compared with $203 for the first six months of 2018 ($128 in selling, general, and administrative expenses and $75 in research and development costs). Research and development costs were $2,623 for the six-month period ended June 30, 2019, an increase of $305 or 13.2% over $2,318 for the six-months ended July 1, 2018. The increase is fully attributable to $383 of research and development costs incurred by SWE. Selling, general, and administrative expenses increased $210 or 2.8%, from $7,526 during the first six months of 2018 to $7,736 during the first six months of 2019. The increase is fully attributable to the inclusion of SWE results which contributed $773, including one-time acquisition costs of $165 and intangible asset amortization of $41, partially offset by lower corporate spending.

Other Expense. Other expense totaled $141 for the six-month period ended June 30, 2019 compared to $48 for the six-month period ended July 1, 2018. Interest and financing expense, net of interest income, increased $65 to $119 for the 2019 period from $54 for the comparable period in 2018, as a result of the financing for the SWE acquisition. Miscellaneous expense amounted to $22 for the first six months of 2019 compared with income of $6 for the first six months of 2018, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized a tax provision of $717 for the first two quarters of 2019 compared with a tax provision of $133 for the first two quarters of 2018. As a result of reversing the allowance on deferred tax assets at year-end 2018, a statutory-based tax rate of 20.8% was used to record our tax provision for the first six months of 2019 compared to an effective tax rate of 3.4% for the year-earlier period. We expect that our deferred taxes will offset U.S. taxes for the foreseeable future, and that a cash-based effective tax rate for the 2019 first half would be approximately 2.3%. See Note 8 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $2,681 and $0.17, respectively, for the six months ended June 30, 2019, compared to $3,777 and $0.23, respectively, for the six months ended July 1, 2018. Average common shares outstanding used to compute diluted earnings per share decreased from 16,353,705 in the 2018 period to 16,179,897 in the 2019 period, mainly due to share repurchases under the Company’s Share Repurchase Program which commenced on November 1, 2018, partially offset by stock option exercises under our Long-Term Incentive Plans.

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

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations.  We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies.  We believe that by providing Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis.  We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations.  We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018

Net income attributable to Ultralife	$2,256	$1,627	$2,681	$3,777
Add:
Interest and financing expense, net	114	21	119	54
Income tax provision	676	78	717	133
Depreciation expense	515	496	962	980
Amortization of intangible assets and financing fees	143	110	244	221
Stock-based compensation expense	175	205	360	344
Non-cash purchase accounting adjustments	205	-	205	-
Adjusted EBITDA	$4,084	$2,537	$5,288	$5,509

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance. We define Adjusted EPS as net income attributable to Ultralife Corporation excluding the provision for deferred taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under U.S. GAAP.  Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

ULTRALIFE CORPORATION AND SUBSIDIARIES
CALCULATION OF ADJUSTED EPS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three-Month Period Ended
	June 30, 2019			July 1, 2018
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$2,256	$.14	$.14	$1,627	$.10	$.10
Deferred tax provision	641.04		.04	17	-	-
Adjusted net income attributable to Ultralife Corporation	$2,897	$.18	$.18	$1,644	$.10	$.10

Weighted average shares outstanding		15,742	16,193		15,922	16,520

	Six-Month Period Ended
	June 30, 2019			July 1, 2018
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporate	$2,681	$.17	$.17	$3,777	$.24	$.23
Deferred tax provision	636.04		.04	36	-	-
Adjusted net income attributable to Ultralife Corporation	$3,317	$.21	$.21	$3,813	$.24	$.23

Weighted average shares outstanding		15,741	16,180		15,813	16,354

Liquidity and Capital Resources

As of June 30, 2019, cash totaled $6,816, a decrease of $19,118 as compared to $25,934 of cash held at December 31, 2018, primarily driven by the acquisition of SWE on May 1, 2019, the procurement of inventory to fulfill the higher backlog level entering 2019, an increase in accounts receivable due to the timing of shipments, strategic capital investments for our Battery & Energy Products business, and repurchases of our common stock under our Share Repurchase Program.

During the six-month period ended June 30, 2019, net cash of $4,246 was used in operations, driven by a $6,779 increase in inventory and a $5,466 increase in accounts receivable primarily attributable to the large program awards announced in October 2018 for our Communications Systems business. Cash used in operations was largely offset by net income of $2,732, non-cash expenses (depreciation, amortization, stock-based compensation and deferred taxes) totaling $2,202, and an increase of $3,065 in accounts payable and other working capital items primarily attributable to the procurement of inventories.

Cash used in investing activities for the six months ended June 30, 2019 was $29,041, consisting of the purchase price for SWE of $25,248, net of cash acquired, and capital expenditures of $3,793 primarily due to investment in automation equipment pertaining to our Battery & Energy Products business, including 3-Volt cell production.

Net cash provided by financing activities for the six months ended June 30, 2019 was $14,326, consisting of $15,970 of net borrowings drawn against our Credit Facilities primarily to fund the acquisition of SWE and stock option exercise proceeds of $478, partially offset by repurchases of our common stock under our Share Repurchase Program totaling $1,957 and debt issuance costs of $157.

As of June 30, 2019, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

As of June 30, 2019, we had made commitments to purchase approximately $1,418 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 3 to the Notes to Consolidated Financial Statements), the Company drew down $8,000 million on its Term Loan Facility and $6,782 million under its Revolving Credit Facility. As of June 30, 2019, we had $7,788 outstanding principal on the Term Loan Facility, of which $1,291 is due to be paid over the next twelve months, and $8,182 outstanding principal on the Revolving Credit Facility. As of June 30, 2019, the Company is in full compliance with its debt covenants under the Credit Facilities. Management believes that cash flow generated from future operations and remaining availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

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

During the first six months of 2019, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed. Refer to Note 1 in the notes to consolidated financial statements for updated accounting policies to reflect the Company’s adoption of Topic 842 - Leases as of January 1, 2019.

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

The following table sets forth information regarding our repurchases of common stock for the first six months of 2019 under this program:

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 2019	267,100	$7.29	372,774	2,127,226
February 2019	200	7.49	372,974	2,127,026
March 2019	-	-	372,974	2,127,026
April 2019	-	-	372,974	2,127,026
May 2019	-	-	372,974	2,127,026
June 2019	-	-	372,974	2,127,026
Total	267,300		372,974

All repurchases were made using cash resources. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Item 6.     EXHIBITS

Exhibit Index	Exhibit Description	Incorporated by Reference from
2.1

Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein

Exhibit 2.1 of Form 8-K filed May 2, 2019
10.1	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of Form 8-K filed May 2, 2019
10.2	Intellectual Property Security Agreement, dated May 1, 2019, by and among Southwest Electronic Energy Corporation, and KeyBank National Association	Exhibit 10.2 of Form 8-K filed May 2, 2019
10.3	Intellectual Property Security Agreement, dated May 1, 2019, by and among CLB, INC., and KeyBank National Association	Exhibit 10.3 of Form 8-K filed May 2, 2019
10.4	Pledge Agreement, dated May 1, 2019, by and among Southwest Electronic Energy Corporation, and KeyBank National Association	Exhibit 10.4 of Form 8-K filed May 2, 2019
10.5	Assumption and Joinder Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.5 of Form 8-K filed May 2, 2019
10.6	Term Loan, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.6 of Form 8-K filed May 2, 2019
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: August 1, 2019	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

Exhibit Index	Exhibit Description	Incorporated by Reference from
2.1

Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein

Exhibit 2.1 of Form 8-K filed May 2, 2019
10.1	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of Form 8-K filed May 2, 2019
10.2	Intellectual Property Security Agreement, dated May 1, 2019, by and among Southwest Electronic Energy Corporation, and KeyBank National Association	Exhibit 10.2 of Form 8-K filed May 2, 2019
10.3	Intellectual Property Security Agreement, dated May 1, 2019, by and among CLB, INC., and KeyBank National Association	Exhibit 10.3 of Form 8-K filed May 2, 2019
10.4	Pledge Agreement, dated May 1, 2019, by and among Southwest Electronic Energy Corporation, and KeyBank National Association	Exhibit 10.4 of Form 8-K filed May 2, 2019
10.5	Assumption and Joinder Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.5 of Form 8-K filed May 2, 2019
10.6	Term Loan, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.6 of Form 8-K filed May 2, 2019
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document