Form 10-Q
period 2019-09-29
ULTRALIFE CORP
filed 2019-10-31
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

As of October 29, 2019, the registrant had 15,856,907 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

		December 31,
	September 29,	2018
	2019	Adjusted (1)
ASSETS
Current assets:
Cash	$7,089	$25,934
Trade accounts receivable, net of allowance for doubtful accounts of $322 and $296, respectively	26,573	16,015
Inventories, net	32,396	22,843
Prepaid expenses and other current assets	2,949	2,368
Total current assets	69,007	67,160
Property, equipment and improvements, net	22,599	10,744
Goodwill	26,373	20,109
Other intangible assets, net	9,683	6,504
Deferred income taxes, net	13,556	15,444
Other noncurrent assets	2,086	887
Total Assets	$143,304	$120,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,451	$9,919
Current portion of long-term debt	1,326	-
Accrued compensation and related benefits	1,534	1,494
Accrued expenses and other current liabilities	4,962	3,973
Total current liabilities	18,273	15,386
Long-term debt	16,257	-
Deferred income taxes	504	591
Other noncurrent liabilities	1,419	408
Total liabilities	36,453	16,385

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,253,889 shares at September 29, 2019 and 20,053,335 shares at December 31, 2018; outstanding – 15,852,707 shares at September 29, 2019 and 15,920,585 shares at December 31, 2018	2,025	2,005
Capital in excess of par value	183,995	182,630
Accumulated deficit	(54,456)	(58,035)
Accumulated other comprehensive loss	(3,471)	(2,786)
Treasury stock - at cost; 4,401,182 shares at September 29, 2019 and 4,132,750 shares at December 31, 2018	(21,231)	(19,266)
Total Ultralife Corporation equity	106,862	104,548
Non-controlling interest	(11)	(85)
Total shareholders’ equity	106,851	104,463

Total liabilities and shareholders' equity	$143,304	$120,848

(1)

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases. Prior period balances have been adjusted for the effects of the new standard. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Revenues	$27,493	$20,330	$75,772	$66,263
Cost of products sold	19,632	14,289	53,962	46,390
Gross profit	7,861	6,041	21,810	19,873

Operating expenses:
Research and development	2,029	1,099	4,652	3,417
Selling, general and administrative	4,526	3,442	12,262	10,968
Total operating expenses	6,555	4,541	16,914	14,385

Operating income	1,306	1,500	4,896	5,488

Other expense (income):
Interest and financing expense	220	13	339	67
Miscellaneous	(60)	(34)	(38)	(40)
Total other expense (income)	160	(21)	301	27

Income before income tax provision	1,146	1,521	4,595	5,461
Income tax provision	225	86	942	219

Net income	921	1,435	3,653	5,242

Net income attributable to non-controlling interest	23	27	74	57

Net income attributable to Ultralife Corporation	898	1,408	3,579	5,185

Other comprehensive loss:
Foreign currency translation adjustments	(668)	(436)	(685)	(862)

Comprehensive income attributable to Ultralife Corporation	$230	$972	$2,894	$4,323

Net income per share attributable to Ultralife common shareholders – basic	$.06	$.09	$.23	$.33

Net income per share attributable to Ultralife common shareholders – diluted	$.06	$.09	$.22	$.32

Weighted average shares outstanding – basic	15,785	15,952	15,756	15,859
Potential common shares	377	571	382	548
Weighted average shares outstanding - diluted	16,162	16,523	16,138	16,407

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine-Month Period Ended
	September 29, 2019	September 30, 2018
OPERATING ACTIVITIES:
Net income	$3,653	$5,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,548	1,476
Amortization of intangible assets	372	300
Amortization of financing fees	32	27
Stock-based compensation	519	707
Deferred income taxes	801	54
Changes in operating assets and liabilities:
Accounts receivable	(7,022)	(8)
Inventories	(5,021)	2,947
Prepaid expenses and other assets	(1,547)	(338)
Accounts payable and other liabilities	1,818	(2,876)
Net cash (used in) provided by operating activities	(4,847)	7,531

INVESTING ACTIVITIES:
Purchase of SWE, net of cash acquired	(25,248)	-
Purchases of property, equipment and improvements	(4,846)	(1,994)
Net cash used in investing activities	(30,094)	(1,994)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,182	-
Proceeds from term loan facility	8,000	-
Payment of term loan facility	(423)	-
Repurchase of common stock	(1,957)	-
Payment of debt issuance costs	(157)	-
Proceeds from exercise of stock options	866	1,357
Tax withholdings on stock-based awards	(8)	-
Proceeds from government grant	-	397
Net cash provided by financing activities	16,503	1,754

Effect of exchange rate changes on cash	(407)	(167)

(DECREASE) INCREASE IN CASH	(18,845)	7,124

Cash, Beginning of period	25,934	18,330
Cash, End of period	$7,089	$25,454

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2017	19,670,928	$1,966	$180,211	$(1,611)	$(82,894)	$(18,469)	$(154)	$79,049
Cumulative effect adjustment (1)					(71)			(71)
Net income					5,185		57	5,242
Stock option exercises	305,460	32	1,358					1,390
Stock-based compensation - stock options			653					653
Stock-based compensation - restricted stock			54					54
Foreign currency translation adjustments				(862)				(862)
Cash settlement of outstanding options			(33)					(33)
Other			3					3
Balance – September 30, 2018 (1)	19,976,388	$1,998	$182,246	$(2,473)	$(77,780)	$(18,469)	$(97)	$85,425

Balance – December 31, 2018 (1)	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net Income					3,579		74	3,653
Share repurchases						(1,957)		(1,957)
Stock option exercises	194,720	20	846					866
Stock-based compensation - stock options			433					433
Stock-based compensation - restricted stock	5,834		86					86
Tax withholdings on restricted stock						(8)		(8)
Foreign currency translation adjustments				(685)				(685)
Balance – September 29, 2019	20,253,889	$2,025	$183,995	$(3,471)	$(54,456)	$(21,231)	$(11)	$106,851

Balance – July 1, 2018 (1)	19,961,404	$1,996	$181,818	$(2,036)	$(79,188)	$(18,469)	$(124)	$83,997
Net income					1,408		27	1,435
Stock option exercises	14,984	2	62					64
Stock-based compensation - stock options			344					344
Stock-based compensation - restricted stock			19					19
Foreign currency translation adjustments				(437)				(437)
Other			3					3
Balance – September 30, 2018 (1)	19,976,388	$1,998	$182,246	$(2,473)	$(77,780)	$(18,469)	$(97)	$85,425

Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051
Net income					898		23	921
Stock option exercises	90,133	9	379					388
Stock-based compensation - stock options			117					117
Stock-based compensation - restricted stock			42					42
Foreign currency translation adjustments				(668)				(668)
Balance – September 29, 2019	20,253,889	$2,025	$183,995	$(3,471)	$(54,456)	$(21,231)	$(11)	$106,851

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

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company” or “Ultralife”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included.  Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2018.

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

The acquisition of SWE was completed pursuant to a Stock Purchase Agreement dated May 1, 2019 (the “Stock Purchase Agreement”) by and among Ultralife, SWE, Southwest Electronic Energy Medical Research Institute, a Texas non-profit (the “Seller”), and Claude Leonard Backstein, an individual (the “Shareholder”). The Stock Purchase Agreement contains customary terms and conditions including representations, warranties and indemnification provisions. A portion of the consideration paid to the Seller is being held in escrow for indemnification purposes.

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

For the nine months ended September 29, 2019, SWE contributed revenue of $11,993 and net income of $740, inclusive of a $264 increase in cost of products sold for the fair value step-up of acquired inventory sold during the period, non-recurring expenses of $165 directly related to the acquisition, interest expense of $289 directly related to the financing of the SWE acquisition, amortization expense of $101 on acquired identifiable intangible assets, a $55 reduction of depreciation expense as a result of fair value adjustments and useful life changes, and stock-based compensation charges of $49 for stock options and restricted stock awarded to certain SWE employees.

During the nine-month period ended September 29, 2019, the Company incurred non-recurring transaction costs of $322 directly attributable to the acquisition. Debt issuance costs of $157, including placement, renewal and legal fees, are amortized to interest expense over a weighted average life of 4.6 years based on the terms of the related Credit Facilities. Other non-recurring transaction costs of $165, including one-time accounting, legal and due diligence services, were expensed during the nine-month period. There were no non-recurring transaction costs incurred during the three-month period ended September 29, 2019.

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

Set forth below are the unaudited supplemental pro forma results of the Company and SWE for the nine-month periods ended September 29, 2019 and September 30, 2018 as if the acquisition had occurred as of January 1, 2018.

	Nine Months Ended
	September 30, 2018	September 29, 2019
Revenue	$86,506	$84,567
Operating income	4,397	5,536
Net Income attributable to Ultralife Corporation	4,009	3,900
Net income per share attributable to Ultralife Corporation:
Basic	$.25	$.25
Diluted	$.25	$.24

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

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility. As of September 29, 2019, the Company had $7,577 outstanding principal on the Term Loan Facility, of which $1,326 is included in current portion of long-term debt on the balance sheet, and $10,182 outstanding principal on the Revolving Credit Facility. As of September 29, 2019, total unamortized debt issuance costs of $176 associated with the Amended Credit Agreement are classified as a reduction of long-term debt on the balance sheet.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of September 29, 2019.

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

For the nine-month period ended September 29, 2019, we repurchased a total of 267,300 shares of our common stock for an aggregate consideration (including fees and commissions) of $1,957. There were no shares repurchased during the three-month period ended September 29, 2019.

From the inception of the Share Repurchase Program on November 1, 2018, we repurchased a total of 372,974 shares of our common stock for an aggregate consideration (including fees and commissions) of $2,699.

5.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended September 29, 2019, 914,535 stock options and 31,666 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 377,200 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended September 30, 2018, 1,252,502 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS resulting in 571,829 additional shares in the calculation of fully diluted earnings per share. For the nine-month periods ended September 29, 2019 and September 30, 2018, 914,535 and 1,252,502 stock options and 31,666 and 17,500 restricted stock awards, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 382,711 and 548,004 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 266,000 and 502,250 outstanding stock options for the three-month periods ended September 29, 2019 and September 30, 2018, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 266,000 and 502,250 outstanding stock options for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively, which were not included in EPS as the effect would be anti-dilutive.

6.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash

The composition of the Company’s cash was as follows:

	September 29,	December 31,
	2019	2018
Cash	$6,824	$25,583
Restricted cash	265	351
Total	$7,089	$25,934

As of September 29, 2019 and December 31, 2018, restricted cash included $184 and $266, respectively, relating to a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives.  The grant proceeds are realized to income as a direct offset to expense as the related expenditures are incurred.  For the nine-month period ended September 29, 2019, grant proceeds of $72 were realized to income.  As of September 29, 2019 and December 31, 2018, restricted cash included euro-denominated deposits of $81 and $85, respectively, withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 29,	December 31,
	2019	2018
Raw materials	$19,004	$13,274
Work in process	2,998	2,016
Finished goods	10,394	7,553
Total	$32,396	$22,843

Property, Equipment and Improvements, Net

Major classes of property, equipment and improvements consisted of the following:

	September 29,	December 31,
	2019	2018
Land	$1,273	$123
Buildings and leasehold improvements	15,257	8,267
Machinery and equipment	54,530	51,261
Furniture and fixtures	2,176	2,058
Computer hardware and software	6,672	5,590
Construction in process	4,757	4,302
	84,665	71,601
Less: Accumulated depreciation	(62,066)	(60,857)
Property, equipment and improvements, net	$22,599	$10,744

Depreciation expense for property, equipment and improvements was as follows:

	Three-month period ended		Nine-month period ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Depreciation expense	$586	$496	$1,548	$1,476

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 29, 2019 and September 30, 2018:

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2017	$8,965	$11,493	$20,458
Effect of foreign currency translation	(257)	-	(257)
Balance – September 30, 2018	8,708	11,493	20,201
Effect of foreign currency translation	(92)	-	(92)
Balance – December 31, 2018	8,616	11,493	20,109
Acquisition of SWE	6,474	-	6,474
Effect of foreign currency translation	(210)	-	(210)
Balance – September 29, 2019	$14,880	$11,493	$26,373

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 29, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,401	$-	$3,401
Customer relationships	8,907	4,586	4,321
Patents and technology	5,452	4,810	642
Distributor relationships	377	377	-
Trade name	1,485	166	1,319
Total	$19,622	$9,939	$9,683

	at December 31, 2018
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,405	$-	$3,405
Customer relationships	6,471	4,392	2,079
Patents and technology	5,486	4,725	761
Distributor relationships	377	377	-
Trade name	370	111	259
Total	$16,109	$9,605	$6,504

The increase in the carrying value of other intangible assets from December 31, 2018 to September 29, 2019 reflects the preliminary valuation of identifiable intangible assets acquired in the Company’s acquisition of SWE. The table below summarizes the estimated fair value, useful life and annual amortization for the identifiable intangible assets resulting from the preliminary valuation analysis. Amortization for the SWE intangible assets is recognized as selling, general and administrative expense.

			Annual
		Estimated	Estimated
	Estimated Fair	Useful Lives	Amortization
	Value	in Years	Expense
Customer relationships	$2,522	15	$168
Trade name	1,127	15	75
Total	$3,649		$243

The remaining change in the carrying value of other intangible assets from December 31, 2018 to September 29, 2019 is the result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Amortization included in:
Research and development	$32	$36	$98	$111
Selling, general and administrative	116	61	274	189
Total amortization expense	$148	$97	$372	$300

7.     STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Stock options	$117	$344	$433	$653
Restricted stock grants	42	19	86	54
Total	$159	$363	$519	$707

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 29, 2019, there was $924 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the nine-month period ended September 29, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,576,087	$6.58
Granted	282,500	8.27
Exercised	(194,720)	4.45
Forfeited or expired	(46,082)	7.04
Outstanding at September 29, 2019	1,617,785	$7.12	3.38	$3,192
Vested and expected to vest at September 29, 2019	1,518,161	$7.05	3.21	$3,113
Exercisable at September 29, 2019	1,095,661	$6.29	2.31	$2,870

The following assumptions were used to value stock options granted during the nine months ended September 29, 2019:

Risk-Free Interest Rate	1.8%
Volatility Factor	48%
Weighted Average Expected Life (Years)	5.3
Dividends	0.0%

The weighted average grant date fair value of options granted during the nine months ended September 29, 2019 was $3.77.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 29, 2019 and September 30, 2018 was $388 and $64, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 29, 2019 and September 30, 2018 was $866 and $1,357, respectively.

In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. Unrecognized compensation cost related to these restricted shares was $188 at September 29, 2019.

8.     INCOME TAXES

Our effective tax rate for the nine-month periods ended September 29, 2019 and September 30, 2018 was 20.5% and 4.0%, respectively. The increase in our effective tax rate for the current period compared to the prior period was primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets as of December 31, 2018.

Our effective tax rate for the nine months ended September 29, 2019 was lower than the U.S. federal statutory rate primarily due to tax benefits relating to the exercise of stock options during the period.

As of December 31, 2018, we have domestic net operating loss (“NOL”) carryforwards of $63,388, which expire 2019 thru 2035, and domestic tax credits of $1,817, which expire 2028 thru 2037, available to reduce future taxable income. Management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 29, 2019, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of September 29, 2019, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 29, 2019, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at September 29, 2019 and December 31, 2018.

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

9.     OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of September 29, 2019, the remaining lease terms on our operating leases range from less than one year to approximately 5 years. Renewal options to extend our leases have been exercised. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating lease cost	$168	$145	$459	$445
Variable lease cost	21	21	63	69
Total lease cost	$189	$166	$522	$514

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$447	$457
Right-of-use assets obtained in exchange for lease liabilities:	$1,586	$-

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	September 29, 2019	December 31, 2018
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,989	$805

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$600	$439
Operating lease liability, net of current portion	Other noncurrent liabilities	1,387	376
Total operating lease liability		$1,987	$815

Weighted-average remaining lease term (years)		3.9	2.1

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of September 29, 2019 are as follows:

Maturity of Operating Lease Liabilities
2019	$163
2020	673
2021	459
2022	347
2023	356
Thereafter	178
Total lease payments	2,176
Less: Imputed interest	(189)
Present value of remaining lease payments	$1,987

In July 2019, the Company entered into a five-year agreement to extend the operating lease term of its Shenzhen facility.

10.     COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 29, 2019, we have made commitments to purchase approximately $1,030 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2019 and 2018 were as follows:

	Nine-Month Period Ended
	September 29, 2019	September 30, 2018
Accrued warranty obligations – beginning	$95	$149
Assumed warranty obligations – SWE	145	-
Accruals for warranties issued	152	(9)
Settlements made	(167)	(54)
Accrued warranty obligations – ending	$225	$86

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business.  We believe that the final disposition of any such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, recognizing that legal matters are subject to inherent uncertainties, there exists the possibility that ultimate resolution of these matters could have a material adverse impact on the Company’s financial position, results of operations or cash flows in the period in which any such effects are recorded.  We are not aware of any such situations at this time.

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

The components of segment performance were as follows:

Three-Month Period Ended September 29, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,578	$4,915	$-	$27,493
Segment contribution	6,117	1,744	(6,555)	1,306
Other expense			(160)	(160)
Tax provision			(225)	(225)
Non-controlling interest			(23)	(23)
Net income attributable to Ultralife				$898

Three-Month Period Ended September 30, 2018:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$17,289	$3,041	$-	$20,330
Segment contribution	4,702	1,339	(4,541)	1,500
Other income			21	21
Tax provision			(86)	(86)
Non-controlling interest			(27)	(27)
Net income attributable to Ultralife				$1,408

Nine-Month Period Ended September 29, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$58,876	$16,896	$-	$75,772
Segment contribution	16,182	5,628	(16,914)	4,896
Other expense			(301)	(301)
Tax provision			(942)	(942)
Non-controlling interest			(74)	(74)
Net income attributable to Ultralife				$3,579

Nine-Month Period Ended September 30, 2018:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$52,344	$13,919	$-	$66,263
Segment contribution	14,664	5,209	(14,385)	5,488
Other expense			(27)	(27)
Tax provision			(219)	(219)
Non-controlling interest			(57)	(57)
Net income attributable to Ultralife				$5,185

The following tables disaggregate our business segment revenues by major source and geography.

 Commercial and Government/Defense Revenue Information:

Three-Month Period Ended September 29, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,578	$17,677	$4,901
Communications Systems	4,915	-	4,915
Total	$27,493	$17,677	$9,816
		64%	36%

Three-Month Period Ended September 30, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,289	$10,127	$7,162
Communications Systems	3,041	-	3,041
Total	$20,330	$10,127	$10,203
		50%	50%

Nine-Month Period Ended September 29, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$58,876	$42,736	$16,140
Communications Systems	16,896	-	16,896
Total	$75,772	$42,736	$33,036
		56%	44%

Nine-Month Period Ended September 30, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$52,344	$30,007	$22,337
Communications Systems	13,919	-	13,919
Total	$66,263	$30,007	$36,256
		45%	55%

 U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended September 29, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,578	$11,459	$11,119
Communications Systems	4,915	4,397	518
Total	$27,493	$15,856	$11,637
		58%	42%

Three-Month Period Ended September 30, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,289	$9,389	$7,900
Communications Systems	3,041	2,140	901
Total	$20,330	$11,529	$8,801
		57%	43%

Nine-Month Period Ended September 29, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$58,876	$29,869	$29,007
Communications Systems	16,896	15,748	1,148
Total	$75,772	$45,617	$30,155
		60%	40%

Nine-Month Period Ended September 30, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$52,344	$29,451	$22,893
Communications Systems	13,919	12,747	1,172
Total	$66,263	$42,198	$24,065
		64%	36%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

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

Overview

Consolidated revenues of $27,493 for the three-month period ended September 29, 2019, increased by $7,163 or 35.2%, from $20,330 during the three-month period ended September 30, 2018, due to higher revenues from our Battery & Energy Products business reflecting the May 1, 2019 acquisition of SWE and from our Communications Systems business driven by shipments of vehicle amplifier adapter systems to support the U.S. Army’s Network Modernization initiatives under the delivery orders received in October 2018.

Gross profit for the three-month period ended September 29, 2019 was $7,861 or 28.6% of revenues, compared to $6,041 or 29.7% of revenues, for the same quarter a year ago. The 110-basis point decrease in gross margin for both businesses resulted from incremental costs associated with the transitioning of new products to higher volume production, late cycle product changes and rework associated with vehicle amplifier adapter systems for the U.S. Army and sales mix.  The gross margin for the third quarter of 2019 was reduced by 21 basis points resulting from the completion of the sell-through of acquired SWE inventory written up to fair market value as required by Generally Accepted Accounting Principles (“GAAP”) purchase accounting.

Operating expenses increased to $6,555 during the three-month period ended September 29, 2019, compared to $4,541 during the three-month period ended September 30, 2018. The increase of $2,014 or 44.3% was primarily attributable to SWE which contributed operating expenses of $1,494 for the third quarter 2019.  Excluding SWE, operating expenses increased $520 or 11.5% due primarily to an increase of $353 or 32.1% in core business research and development expenses for new product development and testing.  Both periods reflect continued tight control over discretionary spending.  Operating expenses as a percentage of sales increased 150 basis points from 22.3% for the third quarter of 2018 to 23.8% for the current quarter.

Operating income for the three-month period ended September 29, 2019 was $1,306 or 4.8% of revenues, compared to $1,500 or 7.4% for the year-earlier period. The decrease in operating income resulted from the lower gross margin and the higher research and development costs associated with new product transitions to manufacturing and final development testing.  Operating income for the three-month period ending September 29, 2019 includes a $59 purchase accounting adjustment related to the completion of the sell-through of acquired SWE inventory. Net of this adjustment, SWE contributed $1,010 of operating income for the current period.

Net income attributable to Ultralife was $898, or $0.06 per share – basic and diluted, for the three-month period ended September 29, 2019, compared to $1,408, or $0.09 per share – basic and diluted, for the three-month period ended September 30, 2018. As a result of our reversal of the allowance on deferred tax assets at year-end 2018, we utilized a statutory tax rate of 19.6% to record our tax provision for the third quarter of 2019 compared to an effective rate of 5.7% for the year-earlier quarter. Since we do not expect to pay cash taxes in the U.S. for the foreseeable future due to the usage of our deferred tax assets, we have estimated an effective tax rate of 5.2% resulting in Adjusted EPS of $0.07 for the 2019 third quarter. Including the one-time adjustment and the use of the U.S. statutory tax rate, SWE was accretive by approximately $0.05 of EPS for the quarter.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,307 in the third quarter of 2019 compared to $2,472 for the third quarter of 2018. See the section “Adjusted EBITDA” beginning on page 26 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

As we near the end of 2019, we remain focused on delivering profitable growth in 2019 by continuing to fulfill Communications Systems’ vehicle amplifier adapter system orders in our backlog, solid SWE performance, and ongoing new product development projects in our end markets.

Three-Month Periods Ended September 29, 2019 and September 30, 2018

Revenues. Consolidated revenues for the three-month period ended September 29, 2019 were $27,493, an increase of $7,163, or 35.2%, from the $20,330 reported for the three-month period ended September 30, 2018. Overall, commercial sales increased 74.6% and government/defense sales decreased 3.8% from the 2018 period. Revenues for the 2019 period include revenues of SWE which was acquired by the Company on May 1, 2019.

Battery & Energy Products revenues increased $5,289, or 30.6%, from $17,289 for the three-month period ended September 30, 2018 to $22,578 for the three-month period ended September 29, 2019.  The increase was attributable to the $7,243 revenue of SWE and a $307 or 3.0% increase in core commercial sales partially offset by a $2,261 or 31.6% reduction in government/defense sales primarily reflecting the absence of revenue from a large 5390 battery order completed in 2018 and the timing of sales to certain defense prime contractors.

Communications Systems revenues increased $1,874, or 61.6%, from $3,041 during the three-month period ended September 30, 2018 to $4,915 for the three-month period ended September 29, 2019. This increase is primarily attributable to shipments of vehicle amplifier adapter systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, shipments of vehicle communication kits under an indefinite-delivery/indefinite-quantity contract with a major defense prime contractor announced in October 2018  and shipments of Universal Vehicle Adapters under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.  These shipments exceeded several non-recurring orders shipped in the 2018 third quarter.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $19,632 for the quarter ended September 29, 2019, an increase of $5,343, or 37.4%, from the $14,289 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased to 71.4% for the three-month period ended September 29, 2019 from 70.3% for the three-month period ended September 30, 2018. Correspondingly, consolidated gross margin was 28.6% for the three-month period ended September 29, 2019, compared with 29.7% for the three-month period ended September 30, 2018, primarily reflecting incremental costs associated with the transition of new products to higher volume production, late cycle product changes and rework relating to vehicle amplifier adapter systems for the U.S. Army and product sales mix. The gross margin for the 2019 period includes the completion of the sell-through of the acquired SWE inventory which had been adjusted to fair market value in accordance with purchase accounting and resulted in a 21-basis point reduction in reported gross margin.

For our Battery & Energy Products segment, gross profit for the third quarter of 2019 was $6,117, an increase of $1,415 or 30.1% from gross profit of $4,702 for the third quarter of 2018. Battery & Energy Products’ gross margin of 27.1% decreased by 10 basis points from the 27.2% gross margin for the year-earlier period, reflecting the transitioning of new products to higher volume production and the completion of the sell-through of acquired SWE inventory adjusted to fair market value which resulted in a $59 charge to cost of products sold in the third quarter of 2019.  Excluding this adjustment, the gross margin for Battery & Energy Products would have been 27.4%.

For our Communications Systems segment, gross profit for the third quarter of 2019 was $1,744 or 35.5% of revenues, an increase of $405 or 30.2%, from gross profit of $1,339, or 44.0% of revenues, for the third quarter of 2018. The 850-basis point decrease in gross margin during 2019 is driven by late cycle product changes and rework relating to the vehicle amplifier adapter systems for the U.S. Army and the larger sales mix of competitively bid awards.

Operating Expenses. Operating expenses for the three-month period ended September 29, 2019 were $6,555, an increase of $2,014 or 44.3% over the $4,541 for the three-month period ended September 30, 2018. The increase is primarily attributable to the acquisition of SWE, which contributed operating expenses of $1,494 in the third quarter, and a $353 or 32.1% increase in core research and development expense for new product development and testing.  Excluding SWE, operating expenses increased $520 or 11.5% due primarily to the higher research and development expenses.  Both periods reflect continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.8% for the quarter ended September 29, 2019 compared to 22.3% for the quarter ended September 30, 2018. Amortization expense associated with intangible assets related to our acquisitions was $148 for the third quarter of 2019 ($116 in selling, general and administrative expenses and $32 in research and development costs), including $60 for SWE ($60 in selling, general and administrative expenses), compared with $97 for the third quarter of 2018 ($61 in selling, general, and administrative expenses and $36 in research and development costs). Research and development costs were $2,029 for the three-month period ended September 29, 2019, an increase of $930 or 84.6%, from $1,099 for the three-months ended September 30, 2018. The increase is attributable to $577 of research and development costs incurred by SWE and a $353 increase in core business investments for new product development and testing.  Selling, general, and administrative expenses increased $1,084 or 31.5%, to $4,526 for the third quarter of 2019 from $3,442 for the third quarter of 2018. The increase is primarily attributable to the acquisition of SWE which contributed $917, including intangible asset amortization of $60, for the third quarter of 2019.

Other Expense (Income). Other expense totaled $160 for the three-month period ended September 29, 2019 compared to other income of $21 for the three-month period ended September 30, 2018. Interest and financing expense, net of interest income, increased $207, from $13 for the third quarter of 2018 to $220 for the comparable period in 2019. The increase is due primarily to the financing for the SWE acquisition, which was $179 for the third quarter of 2019. Miscellaneous income amounted to $60 for the third quarter of 2019 compared with miscellaneous expense of $34 for the third quarter of 2018, primarily due to transactions impacted by foreign currency fluctuations in the U.S. dollar relative to the Pound Sterling, and the strengthening of the U.S dollar to the Pound Sterling by 3% from the end of the second quarter to the end of the third quarter of 2019 and 2% from the end of second quarter to the end of the third quarter in 2018.

Income Taxes. The tax provision for the 2019 third quarter was $225 compared to $86 for the third quarter of 2018. As a result of reversing the allowance on deferred tax assets at year-end 2018, a statutory-based tax rate of 19.6% was used to record our tax provision for the third quarter of 2019 compared to an effective tax rate of 5.7% for the year-earlier quarter.  We expect that our deferred taxes will offset U.S. taxes for the foreseeable future, and that a cash-based effective tax rate for the 2019 third quarter would be approximately 5.2%.  See Note 8 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $898, or $0.06 per share – basic and diluted, for the three-month period ended September 29, 2019, compared to $1,408, or $0.09 per share – basic and diluted, for the three-month period ended September 30, 2018. Average weighted common shares outstanding used to compute diluted earnings per share decreased from 16,523,433 in the third quarter of 2018 to 16,162,055 in the third quarter of 2019. The decrease in 2019 is attributable to share repurchases under the Company’s Share Repurchase Program which commenced on November 1, 2018, partially offset by stock option exercises since the third quarter of 2018 and a decrease in the weighted average stock price used to compute diluted shares from $9.29 for the third quarter of 2018 to $8.73 for the third quarter of 2019.

Nine-Month Periods Ended September 29, 2019 and September 30, 2018

Revenues. Consolidated revenues for the nine-month period ended September 29, 2019 amounted to $75,772, an increase of $9,509 or 14.4%, from the $66,263 reported for the nine-month period ended September 30, 2018. Overall, commercial sales increased 42.4% from $30,007 for the 2018 nine-month period to $42,736 for the nine-month 2019 period, and government/defense sales decreased 8.9% from $36,256 for the 2018 period to $33,036 for the 2019 period. Revenues for the nine-month 2019 period include SWE which was acquired by the Company on May 1, 2019.

Battery & Energy Products revenues increased $6,532, or 12.5%, from $52,344 for the nine-month period ended September 30, 2018 to $58,876 for the nine-month period ended September 29, 2019. The increase was attributable to the $11,993 revenue contribution from the operations of SWE and a $736 or 2.5% increase in core battery commercial sales partially offset by a $6,197 or 27.7% reduction in government/defense sales primarily reflecting the absence of revenue from a large 5390 battery order completed in 2018 and the timing of sales from certain large defense prime contractors.

Communications Systems revenues increased $2,977, or 21.4%, from $13,919 during the nine-month period ended September 30, 2018 to $16,896 for the nine-month period ended September 29, 2019. This increase is primarily attributable to shipments of mounted power amplifiers and vehicle amplifier adapter systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, shipments of vehicle communication kits under an indefinite-delivery/indefinite-quantity contract with an major defense prime contractor announced in October 2018 and shipments of Universal Vehicle Adapters under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $53,962 for the nine-month period ended September 29, 2019, an increase of $7,572 or 16.3%, from the $46,390 reported for the same nine-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue increased from 70.0% for the nine-month period ended September 30, 2018 to 71.2% for the nine-month period ended September 29, 2019.  Correspondingly, consolidated gross margin was 28.8% for the nine-month period ended September 29, 2019, compared with 30.0% for the nine-month period ended September 30, 2018, due primarily to product mix.  The gross margin for the 2019 period includes an adjustment to increase the book value of the acquired SWE inventory to fair market value in accordance with purchase accounting which resulted in a 40-basis point reduction in reported gross margin for the first nine months of 2019 recognized on the sell through of product.

For our Battery & Energy Products segment, the cost of products sold increased $5,014 or 13.3%, from $37,680 during the nine-month period ended September 30, 2018 to $42,694 during the nine-month period ended September 29, 2019. Battery & Energy Products’ gross profit for the 2019 nine-month period was $16,182 or 27.5% of revenues, an increase of $1,518 or 10.4% from gross profit of $14,664, or 28.0% of revenues, for the 2018 nine-month period. Battery & Energy Products’ gross margin decreased for the nine-month period ended September 29, 2019 by 50 basis points, primarily due to the purchase accounting adjustment described above which accounted for 40 basis points of the reduction.

For our Communications Systems segment, the cost of products sold increased by $2,558 or 29.4% from $8,710 during the nine-month period ended September 30, 2018 to $11,268 during the nine-month period ended September 29, 2019. Communications Systems’ gross profit for the first nine months of 2019 was $5,628 or 33.3% of revenues, an increase of $419 or 8.0% from gross profit of $5,209 or 37.4% of revenues, for the nine-month period ended September 30, 2018. The decrease in gross margin was primarily due to costs incurred to transition new products to high volume production to fulfill large program awards during 2019.

Operating Expenses. Operating expenses for the nine-month period ended September 29, 2019 totaled $16,914, an increase of 2,529 or 17.6% from the $14,385 recorded during the nine-month period ended September 30, 2018. The increase is fully attributable to the acquisition of SWE on May 1, 2019, which contributed operating expenses of $2,650 including $165 of one-time direct acquisition costs and $101 of intangible asset amortization. Excluding SWE results, operating expenses decreased $121 or 0.8% due to lower corporate expenses. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 22.3% for the nine-month period ended September 29, 2019 compared to 21.7% for the comparable 2018 period.  Amortization expense associated with intangible assets related to our acquisitions was $372 for the first nine months of 2019 ($274 in selling, general and administrative expenses and $98 in research and development costs), including $101 for SWE ($101 in selling, general and administrative expenses), compared with $300 for the first nine months of 2018 ($189 in selling, general, and administrative expenses and $111 in research and development costs).  Research and development costs were $4,652 for the nine-month period ended September 29, 2019, an increase of $1,235 or 36.1% over $3,417 for the nine-months ended September 30, 2018.  The increase is attributable to $960 of research and development costs incurred by SWE and a $275 increase in core business new product development and testing.  Selling, general, and administrative expenses increased $1,294 or 11.8%, from $10,968 during the first nine months of 2018 to $12,262 during the first nine months of 2019.  The increase is fully attributable to the inclusion of SWE results which contributed $1,690, including one-time acquisition costs of $165 and intangible asset amortization of $101, partially offset by lower corporate spending.

Other Expense. Other expense totaled $301 for the nine-month period ended September 29, 2019 compared to $27 for the nine-month period ended September 30, 2018. Interest and financing expense, net of interest income, increased $272 to $339 for the 2019 period from $67 for the comparable period in 2018, as a result of the financing for the SWE acquisition. Miscellaneous expense amounted to $38 for the first nine months of 2019 compared with income of $40 for the first nine months of 2018, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized a tax provision of $942 for the first three quarters of 2019 compared with a tax provision of $219 for the first three quarters of 2018. As a result of reversing the allowance on deferred tax assets at year-end 2018, a statutory-based tax rate of 20.5% was used to record our tax provision for the first nine months of 2019 compared to an effective tax rate of 4.0% for the year-earlier period. We expect that our deferred taxes will offset U.S. taxes for the foreseeable future, and that a cash-based effective tax rate for the 2019 first nine months would be approximately 3.1%. See Note 8 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $3,579 and $0.22, respectively, for the nine months ended September 29, 2019, compared to $5,185 and $0.32, respectively, for the nine months ended September 30, 2018. Average common shares outstanding used to compute diluted earnings per share decreased from 16,407,121 in the 2018 period to 16,138,335 in the 2019 period, mainly due to share repurchases under the Company’s Share Repurchase Program which commenced on November 1, 2018, partially offset by stock option exercises under our Long-Term Incentive Plans.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance in addition to U.S. GAAP financial measures. We define Adjusted EBITDA as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by providing Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations.  We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018

Net income attributable to Ultralife	$898	$1,408	$3,579	$5,185
Add:
Interest and financing expense, net	220	13	339	67
Income tax provision	225	86	942	219
Depreciation expense	586	496	1,548	1,476
Amortization of intangible assets and financing fees	160	106	404	327
Stock-based compensation expense	159	363	519	707
Non-cash purchase accounting adjustments	59	-	264	-
Adjusted EBITDA	$2,307	$2,472	$7,595	$7,981

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to U.S. GAAP financial measures. We define Adjusted EPS as net income attributable to Ultralife Corporation excluding the provision for deferred taxes divided by our weighted average shares outstanding on both a basic and diluted basis.  We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under U.S. GAAP. Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

ULTRALIFE CORPORATION AND SUBSIDIARIES
CALCULATION OF ADJUSTED EPS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three-Month Period Ended
	September 29, 2019			September 30, 2018
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$898	$.06	$.06	$1,408	$.09	$.09
Deferred tax provision	165	.01	.01	18	-	-
Adjusted net income attributable to Ultralife Corporation	$1,063	$.07	$.07	$1,426	$.09	$.09

Weighted average shares outstanding		15,785	16,162		15,952	16,523

	Nine-Month Period Ended
	September 29, 2019			September 30, 2018
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporate	$3,579	$.23	$.22	$5,185	$.33	$.32
Deferred tax provision	801	.05	.05	54	-	-
Adjusted net income attributable to Ultralife Corporation	$4,380	$.28	$.27	$5,239	$.33	$.32

Weighted average shares outstanding		15,756	16,138		15,859	16,407

Liquidity and Capital Resources

As of September 29, 2019, cash totaled $7,089, a decrease of $18,845 as compared to $25,934 of cash held at December 31, 2018, primarily driven by the acquisition of SWE on May 1, 2019, the procurement of inventory to fulfill the higher backlog level entering 2019, an increase in accounts receivable due to the timing of shipments, strategic capital investments for our Battery & Energy Products business, and repurchases of our common stock under our Share Repurchase Program.

During the nine-month period ended September 29, 2019, net cash of $4,847 was used in operations, driven by a $7,022 increase in accounts receivable and $5,021 increase in inventory primarily attributable to the large program awards announced in October 2018 for our Communications Systems business. Cash used in operations was largely offset by net income of $3,653, non-cash expenses (depreciation, amortization, stock-based compensation and deferred taxes) totaling $3,272, and a net decrease in other working capital of $271.

Cash used in investing activities for the nine months ended September 29, 2019 was $30,094, consisting of the purchase price for SWE of $25,248, net of cash acquired, and capital expenditures of $4,846 primarily due to investment in automation equipment pertaining to our Battery & Energy Products business, including 3-Volt cell production.

Net cash provided by financing activities for the nine months ended September 29, 2019 was $16,503, consisting of $17,759 of net borrowings drawn against our Credit Facilities primarily to fund the acquisition of SWE and stock option exercise proceeds of $866, partially offset by repurchases of our common stock under our Share Repurchase Program totaling $1,957 and debt issuance costs of $157.

As of September 29, 2019, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income.  See Note 8 in the Notes to Consolidated Financial Statements for additional information.

As of September 29, 2019, we had made commitments to purchase approximately $1,030 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 3 to the Notes to Consolidated Financial Statements), the Company drew down $8,000 on its Term Loan Facility and $6,782 under its Revolving Credit Facility.  As of September 29, 2019, we had $7,577 outstanding principal on the Term Loan Facility, of which $1,326 is due to be paid over the next twelve months, and $10,182 outstanding principal on the Revolving Credit Facility. As of September 29, 2019, the Company is in full compliance with its debt covenants under the Credit Facilities. Management believes that cash flow generated from future operations and remaining availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

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

During the first nine months of 2019, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed. Refer to Note 1 in the notes to consolidated financial statements for updated accounting policies to reflect the Company’s adoption of Topic 842 - Leases as of January 1, 2019.

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

The following table sets forth information regarding our repurchases of common stock for the first nine months of 2019 under this program:

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 2019	267,100	$7.29	372,774	2,127,226
February 2019	200	7.49	372,974	2,127,026
March 2019	-	-	372,974	2,127,026
April 2019	-	-	372,974	2,127,026
May 2019	-	-	372,974	2,127,026
June 2019	-	-	372,974	2,127,026
July 2019	-	-	372,974	2,127,026
August 2019	-	-	372,974	2,127,026
September 2019	-	-	372,974	2,127,026
Total	267,300		372,974

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

ULTRALIFE CORPORATION
(Registrant)

Date: October 31, 2019	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By: /s/ Philip A. Fain
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