Form 10-K/A
period 2019-12-31
ULTRALIFE CORP
filed 2020-04-28
CIK 875657

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

As of April 24, 2020 the registrant had 15,879,284 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2019 as originally filed with the Securities and Exchange Commission on February 6, 2020 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about June 1, 2020 as we are holding our 2020 Annual Stockholders’ Meeting (the “Meeting”) on July 22, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any other information in and on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Unless expressly indicated or the context requires otherwise, the terms “the Company”, “we”, “our”, and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors are elected to serve until the next annual meeting of stockholders and until his or her successor shall have been duly elected and qualified. Except for Mr. Popielec, none of the individuals nominated for re-election to our Board, is or has been employed by a parent, subsidiary or other affiliate of the Company. Certain information with respect to our directors is presented below.

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael D. Popielec	58

Mr. Popielec has served as our President and Chief Executive Officer and as a director of the Company since December 30, 2010. Mr. Popielec has over 30 years’ experience in growing domestic and international industrial businesses. Prior to joining us, Mr. Popielec operated his own management consulting business in 2009 to 2010 and was Group President, Applied Technologies in 2008 and 2009 and Group President, Diversified Components from 2005 to 2007 at Carlisle Companies, Inc., a $2.5 billion diversified global manufacturer. Prior to that, from 2003 to 2005, he held various positions, including Chief Operating Officer, Americas, for Danka Business Systems, PLC. From 1985 to 2002, Mr. Popielec held positions of increasing responsibility at General Electric Company, culminating in his serving as a GE corporate officer and as President and Chief Executive Officer of GE Power Controls, the European arm of GE Industrial Systems. Mr. Popielec has a B.S. in Mechanical Engineering from Michigan State University. Mr. Popielec has been nominated for re-election to our Board of Directors because of his operations expertise and his experience in growing domestic and international industrial businesses.

Thomas L. Saeli	63

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

Robert W. Shaw II	63

Mr. Shaw has been a director of the Company since June 8, 2010.  Currently he is on the board of directors for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses.  Additionally, he is a senior advisor to HMS Global Maritime, a marine operator of domestic ferry companies and the US government, the American Queen Steamboat Company, a $100 million operator of overnight cruise ships, and for Hornblower Group, an operator of a large fleet of excursion vessels.  Mr. Shaw has served as the president of the largest dining and excursion boat operator in the United States, with over 100 vessels.  He has been president of a large mechanical contracting company specializing in the federal government and healthcare markets.   Mr. Shaw served in the US Marine Corps as an infantry Captain, has an MBA degree from Harvard University and an engineering degree from Cornell University.  Mr. Shaw has been nominated for re-election to our Board of Directors because of his management expertise and experience as an executive officer.

Name	Age	Present Principal Occupation, Employment History and Expertise

Ranjit C. Singh	67

Mr. Singh has been a director of the Company since August 2000 and served as Chair of our Board of Directors from December 2001 to June 2007. Mr. Singh is currently the Chief Executive Officer of CSR Consulting Group, which provides business and technology consulting services, a position that he has held since 2008. He previously served as President and Chief Executive Officer of Aptara, a content outsourcing services company, from February 2003 until July 2008. Prior to that, he was President and Chief Operating Officer of ContentGuard, which develops and markets digital property rights software. Before joining ContentGuard, Mr. Singh worked for Xerox as a corporate Senior Vice President responsible for the software and services businesses. Mr. Singh has a BS and MS in Electrical Engineering from University of Bath, England and MBA from WPI.  Mr. Singh has been nominated for re-election to our Board of Directors because of his experience as an executive of growing technology-based companies, his familiarity with international operations and his expertise in mergers and acquisitions.

Bradford T. Whitmore	62

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 34.7% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past five years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for fiscal 2019 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Other than for Mr. Popielec, whose information is set forth with the other directors standing for election, certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	65

Mr. Fain was named our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. He previously served as Vice President of Business Development, having joined us in February 2008. Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA. Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the World’s most sought after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his B.A. in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

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

On September 23, 2019, General (Ret.) Steven M. Anderson notified the Company of his resignation as a member of the Company’s Board, which resignation was effective upon receipt. General (Ret.) Anderson’s resignation was not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

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

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2019, our Board of Directors held five meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2019, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

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

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will appoint members of the committees and designate Chairs of those committees from among those individuals elected at the Meeting to serve on our Board of Directors until the 2021 Annual Meeting of Stockholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Robert W. Shaw II and Ranjit C. Singh. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm, and meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition, and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2019.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair) and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes recommendations to our Board of Directors for membership and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2019.

The Corporate Development and Governance Committee identifies potential nominees for director based on its own research for appropriate candidates as well as on recommendations received by directors or from stockholders as described below. The Corporate Development and Governance Committee has the authority to retain an executive search firm to assist in the identification of potential director nominees. The evaluation process and the factors considered in undertaking that evaluation are set forth under the caption “Stockholder Recommendations and Standards for Director Nominations” below.

The Corporate Development and Governance Committee also has overall responsibility for assessing and managing our exposure to risks associated with the conduct of our business.

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair) and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2019.

Stockholder Recommendations and Standards for Director Nominations

As noted above, the Corporate Development and Governance Committee considers and establishes procedures regarding recommendations for nomination to our Board of Directors, including nominations submitted by stockholders. Such recommendations, if any, should be sent to Corporate Secretary, Attn: Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. Any recommendations submitted to the Corporate Secretary should be in writing and should include any material the stockholder considers appropriate in support of that recommendation, but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director, should he or she be elected. The Corporate Development and Governance Committee evaluates all potential candidates in the same manner, regardless of the source of the recommendation.

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

Annual Meeting Attendance

Our policy is that all of the directors, absent special circumstances, should participate in our Annual Meeting of Stockholders, either in person or telephonically. All directors participated in last year’s Annual Meeting of Stockholders.

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2019. In addition, our standing committees meet in executive session on a regular basis.

Communicating with the Board of Directors

Stockholders interested in communicating directly with our Board of Directors as a group or individually may do so in writing to our Corporate Secretary, Attn. Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. The Corporate Secretary will review all such correspondence and forward to our Board of Directors a summary of that correspondence and copies of any correspondence that, in his opinion, deals with the functions of the Board of Directors or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the Board of Directors and request copies of any such correspondence. Any concerns relating to accounting, internal controls or auditing matters will be brought to the attention of the Audit and Finance Committee and handled in accordance with the procedures established by the Audit and Finance Committee with respect to such matters.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. To our knowledge, based solely on the written representations of our directors and executive officers and the copies of such reports filed with the SEC during 2019, all Section 16(a) filings applicable to our officers, directors and more than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have a Code of Ethics applicable to all employees, including our executive officers and all members of our Board of Directors. Our Code of Ethics incorporates the elements of a code of ethics specified in Item 406 of Regulation S-K and also complies with NASDAQ requirements for a code of conduct. Stockholders can find a link to this Code of Ethics on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.”

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

Employee, Officer and Director Hedging

Pursuant to our Insider Trading Compliance Policy, the Company’s directors, officers and employees are prohibited from engaging in short sales of Ultralife securities or from buying or selling put options, call options or other derivatives of Ultralife securities.

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

Annual Retainers

Each non-employee director will receive an annual cash retainer of $70,040, except for the Board Chair, who will receive an annual cash retainer of $103,000 for the period July 1, 2019 through June 30, 2020. Each non-employee director received an annual cash retainer of $68,000, except for the Board Chair, who received an annual cash retainer of $100,000 for the period July 1, 2018 through June 30, 2019. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2019 to June 30, 2020:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$5,410	$13,650
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for Board committee service for the period July 1, 2018 to June 30, 2019:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,750	$16,750
Compensation and Management Committee	$5,250	$13,250
Corporate Development and Governance Committee	$6,750	$16,750

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2019, we paid our non-employee directors an aggregate $442,500.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2019.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(1)	(2)	(3)	(4)	(5)	(6)	(7)
Steven M. Anderson	65,716	-	-	-	-	-	65,716
Thomas L. Saeli	91,352	-	-	-	-	-	91,352
Robert W. Shaw II	91,060	-	-	-	-	-	91,060
Ranjit C. Singh	92,872	-	-	-	-	-	92,872
Bradford T. Whitmore	101,500	-	-	-	-	-	101,500
	442,500	-	-	-	-	-	442,500

(1)

On September 23, 2019, General (Ret.) Steven M. Anderson notified Ultralife Corporation (the “Company”) of his resignation as a member of the Company’s Board of Directors (the “Board”), which resignation was effective upon receipt. General (Ret.) Anderson’s resignation was not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

(2)	Amounts shown represent cash compensation earned during for 2019. Amounts may differ from amounts paid in 2019 due to timing of payments.

(3)	There were no stock awards granted to our non-employee directors during 2019 or outstanding at December 31, 2019.

(4)	There were no option awards granted to our non-employee directors during 2019 or outstanding at December 31, 2019.

(5)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2019.

(6)	There were no deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2019.

(7)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2019.

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

Executive Officer Compensation

This Amendment No. 1 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2019.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, Compensation Disclosure and Analysis (“CD&A”) and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2019 and 2018:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Michael D. Popielec, President and Chief	2019	526,579	93,255	-	169,895	21,058	810,786
Executive Officer	2018	513,080	70,350	-	353,841	18,446	955,717
Philip A. Fain, Chief Financial Officer,	2019	335,433	46,861	-	94,386	13,342	490,021
Treasurer and Secretary	2018	326,814	29,874	-	85,733	10,179	452,600

(1)

Amounts shown represent base salary cash compensation paid during the respective years. Amounts may differ from amounts earned due to timing of payroll periods. Refer to the “Narrative to Summary Compensation Table” below for further information.

(2)

Amounts shown represent short-term incentive plan (“STIP”) cash awards earned during the respective years and paid in the subsequent year. Refer to the “Narrative to Summary Compensation Table” for further information.

(3)	There were no stock awards other than stock options granted during fiscal years 2019 and 2018.

(4)

On July 25, 2018, the Company’s Board of Directors, at the recommendation of the Compensation and Management Committee and pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan (“2004 LTIP”), modified the option previously granted to Mr. Popielec to purchase 200,000 shares of our common stock at $10.00 per share, such that the option will fully vest immediately upon our common stock first reaching a closing price of $10.00 per share for 15 trading days in a 30 trading-day period. The option as previously granted provided for vesting in annual increments of 50,000 shares on each of the four anniversaries of the date our common stock first reached a closing price of $10.00 per share for 15 trading days in a 30 trading-day period. The option became fully vested during the third quarter 2018 subsequent to modification and expires December 30, 2020. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718), the transaction was accounted for as an equity award modification. The amount shown for 2018 for Mr. Popielec includes $182,375 which represents the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value was determined using a Monte Carlo simulation option-pricing model consistent with the valuation methodology used to value and recognize the original award.

All other amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with ASC 718. See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2019 and December 31, 2018, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)

Michael D. Popielec	2019	8,400	12,658	21,058
	2018	5,500	12,946	18,446
Philip A. Fain	2019	8,400	4,942	13,342
	2018	5,500	4,679	10,179

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

Our executive compensation program is structured to align the interests of our executive officers with those of our stockholders by rewarding performance that achieves successful execution of our business strategy, grows our business and increases stockholder value. Our executive compensation program is designed to incentivize our executive officers to achieve strong financial, operational and strategic performance and to provide a link between the compensation earned by our executives and the creation of long-term sustainable value. The Compensation and Management Committee establishes specific annual, long-term and strategic goals and seeks to reward our executive officers for performance that meets or exceeds those goals. In addition, we expect our executive officers to work toward achievement of these goals while maintaining the highest ethical standards.

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

In April 2019, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Popielec ($516,273 to $531,761) and 3.0% for Mr. Fain ($328,848 to $338,713). The salary increases were approved by the Committee based on a number of factors including individual and Company performance.

In April 2018, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 2.0% for Mr. Popielec ($506,150 to $516,273) and 2.0% for Mr. Fain ($322,405 to $328,848). The salary increases were approved by the Committee based on a number of factors including individual and Company performance.

Short-Term Incentive Plan

Our Compensation Committee establishes a STIP each fiscal year to provide our executive officers an opportunity to earn an annual cash award in addition to their base salaries. The STIP is designed to place “at risk” a significant portion of the annual total cash compensation of our executive officers to incentivize them to achieve our short-term financial objectives while making progress toward our longer-term goals. Generally, the STIP target levels are set such that, assuming achievement of pre-established performance metrics, the combined annual base salary and STIP award for our executive officers will be at or near the 50th percentile for executive officers at the companies in our peer group.

For 2019, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2019 were consolidated operating profit and revenue goals of $9.7 million and $102.0 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 85% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 85% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 125% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2019 financial performance, Messrs. Popielec and Fain earned STIP awards for 2019 of $63,255 and $26,861, respectively, which were paid in February 2020. In addition, at the recommendation of the Compensation Committee, the Board of Directors approved discretionary bonuses of $30,000 and $20,000 for Mr. Popielec and Mr. Fain, respectively, which were paid in February 2020 for their roles in the 2019 acquisition and integration of Southwest Electronic Energy Corporation.

For 2018, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2018 were consolidated operating profit and revenue goals of $8.4 million and $93.5 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 89% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 89% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 125% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2018 financial performance, Messrs. Popielec and Fain earned STIP awards for 2018 of $70,350 and $29,874, respectively, which were paid in February 2019.

Long-Term Incentive Plan

Stock options and other equity awards are used to align the interests of our executive officers with those of our stockholders by incentivizing our executive officers to achieve long-term growth and sustainable stockholder value.

Refer to “Outstanding Equity Awards” below for stock options granted during 2019 and 2018. There were no other equity-based awards granted to our executive officers during 2019 and 2018.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2019, the Company matched 50% on the first 6% of an employee’s eligible contributions. For 2018, the Company matched 50% on the first 4% of an employee’s eligible contributions.

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

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2019 for our executive officers.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price ($)	Date
Michael D. Popielec	50,000	-	-	6.4218	12/30/2020
	250,000	-	-	6.4218	12/30/2020
	200,000	-	-	10.0000	12/30/2020
	40,000	-	-	3.7103	3/3/2022
	20,000	-	-	3.7876	3/5/2022
	40,000		-	4.2902	6/1/2023
	13,334	26,666 (1)	-	9.8514	4/18/2025
	-	45,000 (2)	-	8.2523	7/23/2026
Philip A. Fain	70,000		-	3.9384	3/4/2021
	30,000	-	-	3.7103	3/3/2022
	20,000	-	-	4.2902	6/1/2023
	13,334	6,666 (3)	-	5.7075	4/19/2024
	6,667	13,333 (4)	-	9.8514	4/18/2025
	-	25,000 (5)	-	8.2523	7/23/2026

(1)

On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on April 18, 2019 and 13,333 shares on April 18, 2020, and will vest with respect to 13,333 shares on April 18, 2021.

(2)

On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 45,000 shares of our common stock. This option will vest with respect to 15,000 shares on July 23, 2020, 15,000 shares on July 23, 2021 and 15,000 shares on July 23, 2022.

(3)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 19, 2018, 6,667 shares on April 19, 2019, and 6,666 shares on April 19, 2020.

(4)

On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 18, 2019 and 6,667 shares on April 18, 2020, and will vest with respect to 6,666 shares on April 18, 2021.

(5)

On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 25,000 shares of our common stock. This option will vest with respect to 8,334 shares on July 23, 2020, 8,333 shares on July 23, 2021 and 8,333 shares on July 23, 2022.

There were no other equity awards outstanding at December 31, 2019 for our executive officers.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010. Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment. Mr. Popielec is also eligible to receive an annual cash bonus under our short-term incentive plan if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation Committee no later than January 31 of the year for which the bonus applies. The bonus goals and payout ranges for 2018 and 2019 are set forth above beginning on Page 13.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock. Certain of the options granted were conditional and subject to stockholder approval to increase the number of shares available under our 2004 LTIP. Stockholder approval of this increase was obtained in June 2011. All unexpired options awarded to Mr. Popielec pursuant to the terms of his employee agreement were outstanding as of December 31, 2019. Refer to the Outstanding Equity Awards section above beginning on Page 14.

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

All of the potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the Restated 2004 LTIP and 2014 LTIP.  The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements”.  We do not have an employment agreement with Mr. Fain.  On June 18, 2018, the Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the 2004 LTIP and 2014 LTIP).

Stock Ownership Guidelines

In order to better align the interests of our executive officers and stockholders, the Compensation Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2019, the Compensation Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $7.43 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2019 divided by the total shares traded for such two-year period. Each year the Compensation Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 15,879,284 shares issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 1603 Orrington Avenue, Suite 900 Evanston, IL 60201	5,513,073	34.7%

Dimensional Fund Advisors LP (2) Building One 6300 Bee Cave Road Austin, TX 78746	1,122,776	7.1%

Visionary Wealth Advisors (3) 1405 North Green Mount Rd., Suite 500 O’Fallon, IL 62208	823,611	5.2%

(1)

Based on information contained in a Form 4 dated March 17, 2020 as filed by Bradford T. Whitmore with the SEC on that same date to report changes in beneficial ownership of shares of the Company’s common stock, Mr. Whitmore individually and as sole manager of Sunray I, LLC, a Delaware limited liability company, and as sole owner of an entity which is a general partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 5,513,073 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 4,994,457 of such shares, of which 4,452,283 shares are held in the name of Sunray I, LLC.  Grace Brothers LP, Mr. Whitmore, and Spurgeon Corporation, a general partner of Grace Brothers LP, have shared voting and dispositive power with respect to 518,616 of such shares.

(2)

Based on information contained in a Schedule 13 G/A dated February 12, 2020 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2019, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Schedule 13G/A reported that Dimensional Fund Advisors LP had sole voting power as to 1,092,237 shares of common stock and sole dispositive power as to 1,122,776 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

(3)

Based on information contained in a Schedule 13 G/A dated February 14, 2020 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on February 18, 2020 to report beneficial ownership of shares of the Company’s common stock as of December 31, 2019, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G/A reported that Visionary Wealth Advisors had sole voting power as to 5,000 shares of common stock and shared dispositive power as to 823,611 shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2020 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (2)
Michael D. Popielec	911,955 (3)	1.7%
Thomas L. Saeli	60,446	*
Robert W. Shaw II	53,500	*
Ranjit C. Singh	79,801	*
Bradford T. Whitmore	5,513,073 (4)	34.7%
Philip A. Fain	256,668 (5)	*
All Directors and Executive Officers as a group (6 persons)	6,875,443	38.2%

*Less than 1%

(1)

Except as otherwise indicated, the stockholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such stockholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which directors and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options prior to July 25, 2020 (sixty days from May 26, 2020 date of record), which shares are referred to in the footnotes to this table as “shares subject to options that may be exercised.”

(2)	Based on 15,879,284 shares issued and outstanding.

(3)	The amount shown includes 641,667 shares subject to options that may be exercised by Mr. Popielec prior to July 25, 2020.

(4)	See “Security Ownership of Certain Beneficial Owners” above.

(5)	The amount shown includes 161,668 shares subject to options that may be exercised by Mr. Fain prior to July 25, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,541,792	$6.88	486,272
Equity compensation plans not approved by security holders	-	-	-

Total	1,541,792	$6.88	486,272

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2019 and 2018, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this report.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2019 and 2018.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2019 and 2018 were:

	2019	2018
Audit Fees	$389,785	$387,489
Audit - Related Fees	8,000	8,000
Tax Fees	14,000	12,000
Total Fees	$411,785	$407,489

Audit Fees

Audit fees were for professional services rendered for the audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees for 2019 reflect a year-over-year increase attributable to the Company’s acquisition of Southwest Electronic Energy Corporation (“SWE”) in May 2019, which was largely offset by a reduction in fees attributable to internal controls over financial reporting following the first year attestation in 2018 upon the Company achieving accelerated filer status.

Audit-Related Fees

Audit-related fees were for the annual audits of our 401(k) defined contribution plan.

Tax Fees

Tax fees primarily attributable to due diligence performed in connection with the Company’s acquisition of SWE.

Our Audit and Finance Committee has not adopted pre-approval policies and procedures for audit and non-audit services. Nevertheless, all audit, audit-related and permitted non-audit services for which our independent registered public accounting firm was engaged were reviewed and approved prior to the commencement of the services by our Audit and Finance Committee in compliance with applicable SEC requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

Previously filed with Form 10-K for the year ended December 31, 2019, as filed on February 6, 2020.

3.	Exhibits:

See the Exhibit Index below.

EXHIBIT INDEX

Exhibit Index	Exhibit Description	Incorporated By Reference from:
2.1

Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein

Exhibit 10.1 of the Form 8-K filed on May 2, 2019
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3(ii) of the Form 8-K filed June 4, 2014
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
4.2	Description of Registrants Securities	Filed herewith
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.2†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.3†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.4†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.5†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.6†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.7†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.8†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.9†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.10†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.11†	Amendment No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.12	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017
10.13	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association Subsidiaries	Exhibit 10.1 of the Form 8-K filed on May 2, 2019

21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	906 Certifications	Furnished with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.INS	XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020
101.DEF	XBRL Taxonomy Definition Document	Filed with Form 10-K for the year ended December 31, 2019, filed February 6, 2020

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 24, 2020	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 24, 2020	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 24, 2020	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 24, 2020	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 24, 2020	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 24, 2020	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 24, 2020	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)