Form 10-Q
period 2020-03-31
ULTRALIFE CORP
filed 2020-04-30
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 28, 2020, the registrant had 15,879,284 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	March 31,	December 31
	2020	2019
ASSETS
Current assets:
Cash	$6,109	$7,405
Trade accounts receivable, net of allowance for doubtful accounts of $311 and $324, respectively	35,750	30,106
Inventories, net	28,979	29,759
Prepaid expenses and other current assets	2,730	3,103
Total current assets	73,568	70,373
Property, plant and equipment, net	22,039	22,525
Goodwill	26,468	26,753
Other intangible assets, net	9,405	9,721
Deferred income taxes, net	12,887	13,222
Other noncurrent assets	1,783	1,963
Total Assets	$146,150	$144,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,731	$9,388
Current portion of long-term debt	1,467	1,372
Accrued compensation and related benefits	1,597	1,655
Accrued expenses and other current liabilities	4,133	4,775
Total current liabilities	18,928	17,190
Long-term debt	15,354	15,780
Deferred income taxes	496	559
Other noncurrent liabilities	1,103	1,278
Total liabilities	35,881	34,807

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,281,516 shares at March 31, 2020 and 20,268,050 shares at December 31, 2019; outstanding – 15,879,284 shares at March 31, 2020 and 15,866,868 shares at December 31, 2019	2,028	2,026
Capital in excess of par value	184,550	184,292
Accumulated deficit	(51,771)	(52,830)
Accumulated other comprehensive loss	(3,338)	(2,531)
Treasury stock - at cost; 4,402,232 shares at March 31, 2020 and 4,401,182 shares at December 31, 2019	(21,239)	(21,231)
Total Ultralife Corporation equity	110,230	109,726
Non-controlling interest	39	24
Total shareholders’ equity	110,269	109,750

Total liabilities and shareholders' equity	$146,150	$144,557

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In Thousands except per share amounts) (Unaudited)

	Three-month period ended
	March 31, 2020	March 31, 2019

Revenues	$25,814	$18,882
Cost of products sold	18,480	13,798
Gross profit	7,334	5,084

Operating expenses:
Research and development	1,548	1,036
Selling, general and administrative	4,301	3,500
Total operating expenses	5,849	4,536

Operating income	1,485	548

Other (expense) income:
Interest and financing expense	(174)	(5)
Miscellaneous income (expense)	82	(53)
Total other expense	(92)	(58)

Income before income taxes	1,393	490
Income tax provision	319	41

Net income	1,074	449

Net income attributable to non-controlling interest	(15)	(24)

Net income attributable to Ultralife Corporation	1,059	425

Other comprehensive (loss) gain:
Foreign currency translation adjustments	(807)	435

Comprehensive income attributable to Ultralife Corporation	$252	$860

Net income per share attributable to Ultralife common shareholders – basic	$.07	$.03

Net income per share attributable to Ultralife common shareholders – diluted	$.07	$.03

Weighted average shares outstanding – basic	15,875	15,740
Potential common shares	212	485
Weighted average shares outstanding - diluted	16,087	16,225

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars In Thousands) (Unaudited)

	Three-month period ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES:
Net income	$1,074	$449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	579	447
Amortization of intangible assets	149	92
Amortization of financing fees	12	9
Stock-based compensation	230	185
Deferred income taxes	242	(5)
Changes in operating assets and liabilities:
Accounts receivable	(5,764)	2,076
Inventories	596	(4,963)
Prepaid expenses and other assets	604	(1)
Accounts payable and other liabilities	1,913	1,166
Net cash used in operating activities	(365)	(545)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(565)	(2,581)
Proceeds from sale of equipment	120	-
Net cash used in investing activities	(445)	(2,581)

FINANCING ACTIVITIES:
Payment of credit facilities	(343)	-
Proceeds from exercise of stock options	29	356
Tax withholdings on stock-based awards	(8)	(8)
Repurchase of common stock	-	(1,957)
Net cash used in financing activities	(322)	(1,609)

Effect of exchange rate changes on cash	(164)	41

DECREASE IN CASH	(1,296)	(4,694)

Cash, Beginning of period	7,405	25,934
Cash, End of period	$6,109	$21,240

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2018	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net income					425		24	449
Share repurchases						(1,957)		(1,957)
Stock option exercises	75,427	8	348					356
Stock-based compensation – stock options			174					174
Stock-based compensation – restricted stock	5,834		11					11
Tax withholdings on restricted stock						(8)		(8)
Foreign currency translation adjustments				435				435
Balance – March 31, 2019	20,134,596	$2,013	$183,163	$(2,351)	$(57,610)	$(21,231)	$(61)	$103,923

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					1,059		15	1,074
Stock option exercises	7,633	1	28					29
Stock-based compensation – stock options			192					192
Stock-based compensation – restricted stock	5,833		38					38
Tax withholdings on restricted stock		1				(8)		(7)
Foreign currency translation adjustments				(807)				(807)
Balance – March 31, 2020	20,281,516	$2,028	$184,550	$(3,338)	$(51,771)	$(21,239)	$39	$110,269

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2019.

The December 31, 2019 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Effective January 1, 2020, the Company’s interim fiscal periods are reported on a calendar month-basis to better align with fiscal period changes of our customer base. Prior to 2020, the Company’s monthly closing schedule was a 4/4/5 week-based cycle for each fiscal quarter. We do not believe this change materially impacts quarterly comparisons.

Recently Adopted Accounting Guidance

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”.  The new standard eliminates the two-step process that required the identification of potential impairment and a separate measure of the actual impairment. Adoption of the new standard will not materially impact the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting data based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

2.     SUBSEQUENT EVENTS

CARES Act Paycheck Protection Program Loan

On April 14, 2020, the Company entered into a loan agreement with KeyBank National Association (“Lender”) under the terms of which the Lender agreed to make a loan to the Company in an aggregate principal amount of $3,459 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP Loan.

On April 27, 2020, the Company entered into an agreement with the Lender to repay the PPP loan proceeds of $3,459, which were received by the Company on April 16, 2020 and not used, to ensure compliance with the Frequently Asked Questions and revised guidelines issued by the U.S. Department of Treasury and the Small Business Administration on April 23, 2020.

3.     ACQUISITION

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

The aggregate purchase price for the acquisition was funded by the Company through a combination of cash on hand and borrowings under the Credit Facilities (see Note 4).

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

For the three months ended March 31, 2020, SWE contributed revenue of $5,437 and net income of $271.

4.     CREDIT FACILITY

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

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility. As of March 31, 2020, the Company had $6,791 outstanding principal on the Term Loan Facility, of which $1,467 is included in current portion of long-term debt on the balance sheet, and $10,182 outstanding principal on the Revolving Credit Facility. As of March 31, 2020, total unamortized debt issuance costs of $152 associated with the Amended Credit Agreement are classified as a reduction of long-term debt on the balance sheet.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of March 31, 2020.

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

5.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 31, 2020, 878,408 stock options and 25,833 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 211,286 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended March 31, 2019, 1,052,410 stock options and 11,666 restricted stock awards were included in the calculation of Diluted EPS resulting in 484,843 additional shares in the calculation of fully diluted earnings per share.

There were 653,500 and 448,250 outstanding stock options for the three-month periods ended March 31, 2020 and March 31, 2019, respectively, which were not included in EPS as the effect would be anti-dilutive.

6.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2020 and December 31, 2019.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Cash

The composition of the Company’s cash was as follows:

	March 31,	December 31,
	2020	2019
Cash	$5,862	$7,135
Restricted cash	247	270
Total	$6,109	$7,405

As of March 31, 2020 and December 31, 2019, restricted cash included $166 and $188, respectively, relating to a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized to income as a direct offset to expense as the related expenditures are incurred. For the three-month period ended March 31, 2020, grant proceeds of $20 were realized to income. As of March 31, 2020 and December 31, 2019, restricted cash included euro-denominated deposits of $81 and $82, respectively, withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2020	2019
Raw materials	$18,354	$18,485
Work in process	3,036	2,548
Finished goods	7,589	8,726
Total	$28,979	$29,759

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Land	$1,273	$1,273
Buildings and leasehold improvements	8,096	8,148
Machinery and equipment	62,239	62,562
Furniture and fixtures	2,105	2,112
Computer hardware and software	6,520	6,528
Construction in process	5,078	4,730
	85,311	85,353
Less: Accumulated depreciation	(63,272)	(62,828)
Property, plant and equipment, net	$22,039	$22,525

Depreciation expense for property, plant and equipment was $579 and $447 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2020.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2019	15,260	11,493	26,753
Effect of foreign currency translation	(285)	-	(285)
Balance – March 31, 2020	$14,975	$11,493	$26,468

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,402	$-	$3,402
Customer relationships	8,922	4,768	4,154
Patents and technology	5,458	4,874	584
Distributor relationships	377	377	-
Trade name	1,487	222	1,265
Total	$19,646	$10,241	$9,405

	at December 31, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,403	$-	$3,403
Customer relationships	9,080	4,721	4,359
Patents and technology	5,521	4,869	652
Distributor relationships	377	377	-
Trade name	1,511	204	1,307
Total	$19,892	$10,171	$9,721

The change in the cost of total intangible assets from December 31, 2019 to March 31, 2020 is a result of the effect of foreign currency translations.

Amortization expense for intangible assets was $149 and $92 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Amortization included in research and development expenses was $31 and $33 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Amortization included in selling, general and administrative expenses was $118 and $59 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

7.     STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2020	2019
Stock options	$192	$174
Restricted stock grants	38	11
Total	$230	$185

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2020, there was $557 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.0 year.

The following table summarizes stock option activity for the three-month period ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,541,792	$6.88
Granted	-	-
Exercised	(7,633)	3.75
Forfeited or expired	(4,751)	8.12
Outstanding at March 31, 2020	1,529,408	$6.89	2.98	$478
Vested and expected to vest at March 31, 2020	1,438,369	$6.80	2.81	$478
Exercisable at March 31, 2020	1,092,278	$6.29	1.89	$478

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2020 and March 31, 2019 was $29 and $356, respectively.

In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. Unrecognized compensation cost related to these restricted shares was $107 at March 31, 2020, which is expected to be recognized over a weighted average period of 1.9 years.

8.     INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2020 and March 31, 2019 was 22.9% and 8.4%, respectively. The period-over-period change was primarily attributable to discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the three-month period ended March 31, 2019.

As of December 31, 2019, we have domestic net operating loss (“NOL”) carryforwards of $58,400, which expire 2020 thru 2035, and domestic tax credits of $1,907, which expire 2028 thru 2039, available to reduce future taxable income. As of March 31, 2020, Management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2020, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of March 31, 2020, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2020, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2020 and December 31, 2019.

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

9.     OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2020, the remaining lease terms on our operating leases range from approximately 1 to 4 years. Renewal options to extend our leases have been exercised. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. In July 2019, the Company entered into a five-year agreement to extend the operating lease term of its Shenzhen facility.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2020	2019
Operating lease cost	$168	$145
Variable lease cost	18	21
Total lease cost	$186	$166

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$164	$150
Right-of-use assets obtained in exchange for lease liabilities:	$-	$131

Supplemental balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,685	$1,866

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$621	$620
Operating lease liability, net of current portion	Other noncurrent liabilities	1,072	1,247
Total operating lease liability		$1,693	$1,867

Weighted-average remaining lease term (years)		3.5	3.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of March 31, 2020 are as follows:

Maturity of Operating Lease Liabilities
2020	512
2021	461
2022	348
2023	358
2024	179
Total lease payments	1,858
Less: Imputed interest	(165)
Present value of remaining lease payments	$1,693

10.     COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 31, 2020, we have made commitments to purchase approximately $1,253 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2020 and 2019 were as follows:

	Three-month period ended March 31,
	2020	2019
Accrued warranty obligations – beginning	$195	$95
Accruals for warranties issued	27	5
Settlements made	(12)	(5)
Accrued warranty obligations – ending	$210	$95

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business.  We believe that the final disposition of any such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, recognizing that legal matters are subject to inherent uncertainties, there exists the possibility that ultimate resolution of these matters could have a material adverse impact on the Company’s financial position, results of operations or cash flows. We are not aware of any such situations that are reasonably possible at this time.

11.     REVENUE RECOGNITION

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

Revenues recognized from prior period performance obligations for the three-month periods ended March 31, 2020 and 2019 were not material.  Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of March 31, 2020 and December 31, 2019 were not material.  As of March 31, 2020 and December 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The components of segment performance were as follows:

Three-month period ended March 31, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$20,761	$5,053	$-	$25,814
Segment contribution	5,316	2,018	(5,849)	1,485
Other expense			(92)	(92)
Tax provision			(319)	(319)
Non-controlling interest			(15)	(15)
Net income attributable to Ultralife				$1,059

Three-month period ended March 31, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$15,998	$2,884	$-	$18,882
Segment contribution	4,410	674	(4,536)	548
Other income			(58)	(58)
Tax provision			(41)	(41)
Non-controlling interest			(24)	(24)
Net income attributable to Ultralife				$425

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2020:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,761	$14,802	$5,959
Communications Systems	5,053	-	5,053
Total	$25,814	$14,802	$11,012
		57%	43%

Three-month period ended March 31, 2019:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$15,998	$10,010	$5,988
Communications Systems	2,884	-	2,884
Total	$18,882	$10,010	$8,872
		53%	47%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2020:	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,761	$11,284	$9,477
Communications Systems	5,053	4,354	699
Total	$25,814	$15,638	$10,176
		61%	39%

Three-month period ended March 31, 2019:	Total Revenue	United States	Non-United States
Battery & Energy Products	$15,998	$7,567	$8,431
Communications Systems	2,884	2,454	430
Total	$18,882	$10,021	$8,861
		53%	47%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effects of the novel coronavirus disease of 2019 (COVID-19); our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; fluctuations in the price of oil and the resulting impact on the level of downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth prospects; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “estimate,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A, “Risk Factors” in Part II of this Form 10-Q.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2019 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Form 10-Q, the Risk Factors in Part II, Item 1A of this Form 10-Q, and the Consolidated Financial Statements and Notes thereto and Risk Factors in our Form 10-K for the year ended December 31, 2019.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. See Note 12 in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

COVID-19

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials and meeting the demand of our customers.  As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. We have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

For the quarter ended March 31, 2020, our operating results were adversely affected by COVID-19, particularly as a result of the temporary shutdown of our China operation and supply chain disruptions.  We estimate the effects of COVID-19 adversely impacted net income by approximately $500.

Refer to Item 1A “Risk Factors” in Part II of this Form 10-Q for risks and uncertainties related to COVID-19.

Overview

Consolidated revenues of $25,814 for the three-month period ended March 31, 2020, increased by $6,932 or 36.7%, over $18,882 during the three-month period ended March 31, 2019, reflecting the revenues of SWE, which was acquired by the Company on May 1, 2019, and higher Communications Systems sales primarily due to shipments of vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives under the delivery orders announced in October 2018.

Gross profit was $7,334, or 28.4% of revenue, compared to $5,084, or 26.9% of revenue, for the same quarter a year ago.  The 150-basis point improvement resulted from efficiencies in the transition of vehicle amplifier-adaptor systems for the U.S. Army to higher volume production partially offset by the impact of an approximately one-month shutdown of our China operation as mandated by the Chinese government in response to COVID-19.

Operating expenses increased to $5,849 during the three-month period ended March 31, 2020, compared to $4,536 during the three-month period ended March 31, 2019.  The increase of $1,313 or 28.9% was attributable to $1,180 of operating expenses incurred by SWE during the 2020 period, and a $122 or 11.8% increase in core engineering and technology expenses for new product development and testing.  Operating expenses as a percentage of sales decreased 130 basis points from 24.0% for the first quarter of 2019 to 22.7% for the current quarter.

Operating income for the three-month period ended March 31, 2020 was $1,485 or 5.7% of revenues compared to $548 or 2.9% of revenues for the year-earlier period. The 170.5% increase in operating income primarily resulted from higher sales in our Communications Systems business and profitability for SWE.

Net income attributable to Ultralife was $1,059, or $0.07 per share – basic and diluted, for the three-month period ended March 31, 2020, compared to $425, or $0.03 per share – basic and diluted, for the three-month period ended March 31, 2019.  Adjusted EPS was $0.08 on a diluted basis for the first quarter of 2020, representing a 212.4% increase over Adjusted EPS on a diluted basis of $0.03 for the 2019 period.  Adjusted EPS excludes the provision for deferred income taxes which primarily represents non-cash charges (benefits) of $242 and ($5) for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards.  See the section “Adjusted EPS” on Page 23 for a reconciliation of Adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,522 or 9.8% of revenues in the first quarter of 2020 compared to $1,204 or 6.4% of revenues for the first quarter of 2019. See the section “Adjusted EBITDA” on Page 22 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

With a backlog increasing approximately 20% over year-end 2019 to over $50 million, ample liquidity, end-market diversity and tight control over discretionary spending, we are well positioned to both sustain operations and continue investing in growth initiatives.

Three-Month Periods Ended March 31, 2020 and March 31, 2019

Revenues. Consolidated revenues for the three-month period ended March 31, 2020 amounted to $25,814, an increase of $6,932 or 36.7%, over $18,882 for the three-month period ended March 31, 2019. Overall, commercial sales increased 47.9% while government/defense sales increased 24.1% from the 2019 period. Revenues for the 2020 period include revenues of SWE which was acquired by the Company on May 1, 2019.

Battery & Energy Products revenues increased $4,763, or 29.8%, from $15,998 for the three-month period ended March 31, 2019 to $20,761 for the three-month period ended March 31, 2020.  The increase was attributable to the $5,437 revenue of SWE partially offset by a $674 or 4.2% reduction in core sales due primarily to an approximately one-month shutdown of our China operation and supply chain disruptions resulting from COVID-19.

Communications Systems revenues increased $2,169, or 75.2%, from $2,884 during the three-month period ended March 31, 2019 to $5,053 for the three-month period ended March 31, 2020. This increase is primarily attributable to higher shipments of vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives under the delivery orders announced in October 2018.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $18,480 for the quarter ended March 31, 2020, an increase of $4,682, or 33.9%, from the $13,798 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 73.1% for the three-month period ended March 31, 2019 to 71.6% for the three-month period ended March 31, 2020. Correspondingly, consolidated gross margin increased from 26.9% for the three-month period ended March 31, 2019, to 28.4% for the three-month period ended March 31, 2020, primarily reflecting efficiencies in the transition of vehicle amplifier-adaptor systems for the U.S. Army to higher volume production and favorable sales mix for our Communications Systems business.  This increase was partially offset by the impact of an approximately one-month shutdown of our China operation as mandated by the Chinese government in response to COVID-19.

For our Battery & Energy Products segment, gross profit for the first quarter of 2020 was $5,316, an increase of $906 or 20.5% from gross profit of $4,410 for the first quarter of 2019. Battery & Energy Products’ gross margin of 25.6% decreased by 200 basis points from the 27.6% gross margin for the year-earlier period, reflecting the temporary shutdown of our China operation in response to COVID-19, as well as the transitioning of new products to higher volume production.

For our Communications Systems segment, gross profit for the first quarter of 2020 was $2,018 or 39.9% of revenues, an increase of $1,344 or 199.4%, from gross profit of $674, or 23.4% of revenues, for the first quarter of 2019. The 1,650-basis point increase in gross margin during 2020 is driven by the transition of vehicle amplifier-adaptor systems for the U.S. Army to higher volume production and favorable sales mix.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2020 were $5,849, an increase of $1,313 or 28.9% over the $4,536 for the three-month period ended March 31, 2019. The increase is attributable to $1,180 of operating expense incurred by SWE during the 2020 period, and a $122 or 11.8% increase in core engineering and technology expenses for new product development and testing.  Operating expenses as a percentage of sales decreased 130 basis points from 24.0% for the first quarter of 2019 to 22.7% for the 2020 first quarter.

Overall, operating expenses as a percentage of revenues were 22.7% for the quarter ended March 31, 2020 compared to 24.0% for the quarter ended March 31, 2019. Amortization expense associated with intangible assets related to our acquisitions was $149 for the first quarter of 2020 ($117 in selling, general and administrative expenses and $32 in research and development costs), including $61 for SWE ($61 in selling, general and administrative expenses), compared with $92 for the first quarter of 2019 ($59 in selling, general, and administrative expenses and $33 in research and development costs). Research and development costs were $1,548 for the three-month period ended March 31, 2020, an increase of $512 or 49.4%, from $1,036 for the three-months ended March 31, 2019. The increase is attributable to $390 of research and development costs incurred by SWE and a $122 increase in core business investments for new product development and testing. Selling, general, and administrative expenses increased $801 or 22.9%, to $4,301 for the first quarter of 2020 from $3,500 for the first quarter of 2019. The increase is primarily attributable to the acquisition of SWE which contributed $790 of direct costs, including intangible asset amortization of $61, for the first quarter of 2020.

Other Expense. Other expense totaled $92 for the three-month period ended March 31, 2020 compared to $58 for the three-month period ended March 31, 2019. Interest and financing expense, net of interest income, increased $169, from $5 for the first quarter of 2019 to $174 for the comparable period in 2020. The increase is due primarily to the financing for the SWE acquisition. Miscellaneous income amounted to $82 for the first quarter of 2020 compared with miscellaneous expense of $53 for the first quarter of 2019, primarily representing foreign currency gains and losses, respectively, realized on the translation of U.S.-denominated transactions and balances of Accutronics (U.K.). The gains realized in the first quarter of 2020 were attributable to the strengthening of the U.S dollar to the Pound Sterling by 6.2% (from the beginning to the end of the quarter), versus losses realized in the year-earlier period due to a 2.4% weakening of the U.S dollar to the Pound Sterling.

Income Taxes. The tax provision for the 2020 first quarter was $319 compared to $41 for the first quarter of 2019. Our effective tax rate increased to 22.9% for the first quarter of 2020 as compared to 8.4% for the first quarter of 2019, primarily due to discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the three-month period ended March 31, 2019. The income tax provision for the first quarter of 2020 is comprised of a $77 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 5.5%, and a non-cash $242 deferred provision for taxes to be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards which we expect to carryforward to offset U.S. income taxes for the foreseeable future. See Note 8 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $1,059, or $0.07 per share – basic and diluted, for the three-month period ended March 31, 2020, compared to $425, or $0.03 per share – basic and diluted, for the three-month period ended March 31, 2019. Adjusted EPS was $0.08 on a diluted basis for the first quarter of 2020, representing a 212.4% increase over Adjusted EPS on a diluted basis of $0.03 for the 2019 period. Adjusted EPS excludes the provision for deferred income taxes which represents non-cash charges (benefits) of $242 and ($5) for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards. See the section “Adjusted EPS” on Page 23 for a reconciliation of Adjusted EPS to EPS. Average weighted common shares outstanding used to compute diluted earnings per share decreased from 16,224,790 in the first quarter of 2019 to 16,086,744 in the first quarter of 2020. The decrease in 2020 is attributable to stock option exercises since the first quarter of 2019 and a decrease in the weighted average stock price used to compute diluted shares from $9.40 for the first quarter of 2019 to $6.71 for the first quarter of 2020.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income attributable to Ultralife, the most comparable financial measure under GAAP.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2020	2019

Net income attributable to Ultralife	$1,059	$425
Add:
Interest expense	174	5
Income tax provision	319	41
Depreciation expense	579	447
Amortization of intangible assets and financing fees	161	101
Stock-based compensation expense	230	185
Adjusted EBITDA	$2,522	$1,204

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures. We define Adjusted EPS as net income attributable to Ultralife Corporation excluding the provision for deferred taxes, divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	March 31, 2020			March 31, 2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$1,059	$.07	$.07	$425	$.03	$.03
Deferred tax provision	242	.01	.01	(5)	-	-
Adjusted net income attributable to Ultralife Corporation	$1,301	$.08	$.08	$420	$.03	$.03

Weighted average shares outstanding		15,875	16,087		15,740	16,225

Liquidity and Capital Resources

As of March 31, 2020, cash totaled $6,109, a decrease of $1,296 as compared to $7,405 of cash held at December 31, 2019, primarily driven by an increase in accounts receivable due to the timing of shipments and collections, and strategic capital investments for our Battery & Energy Products business.

During the three-month period ended March 31, 2020, net cash of $365 was used in operations, driven by a $5,764 increase in accounts receivable primarily relating to the timing of collections attributable to the large government and defense program awards announced in October 2018 for our Communications Systems business.  Cash used in operations was largely offset by net income of $1,074, non-cash expenses (depreciation, amortization, stock-based compensation and deferred taxes) totaling $1,212, and a decrease in other working capital of $3,113 primarily driven by an increase in accounts payable.

Cash used in investing activities for the three months ended March 31, 2020 was $445, which included $565 for capital expenditures primarily for investment in automation equipment for our Battery & Energy Products business, including 3-Volt cell and thionyl chloride cell production.

Net cash used by financing activities for the three-months ended March 31, 2020 was $322, consisting of $343 of principle payments against our term loan used to fund the acquisition of SWE partially offset primarily by stock option exercise proceeds of $29.

As of March 31, 2020, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 8 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

As of March 31, 2020, we had made commitments to purchase approximately $1,253 of production machinery and equipment globally. We are also investing approximately $1 million in the second quarter 2020 for additional test equipment to meet the increased demand for our power supplies for ventilators, respirators and infusion pumps.

While the COVID-19 pandemic poses a high level of uncertainty, Management expects that cash flow generated from future operations, the collection of accounts receivable for the large government and defense award shipments relating to our Communications Systems business and the remaining availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements and capital investments for the foreseeable future.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 4 to the Notes to Consolidated Financial Statements of this Form 10-Q), the Company drew down $8,000 on its Term Loan Facility and $6,782 under its Revolving Credit Facility. As of March 31, 2020, the Company had $6,791 outstanding principal on the Term Loan Facility, of which $1,467 is included in current portion of long-term debt on the balance sheet, and $10,182 outstanding principal on the Revolving Credit Facility. As of March 31, 2020, the Company is in full compliance with all covenants under the Credit Facilities.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2019 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2020, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors should carefully consider the risk factor set forth below in addition to the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that are not currently believed by us to be material may also harm our business, financial condition and operating results.

Our business, operating results and financial condition may be adversely impacted by COVID-19.

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world.  COVID-19 adversely impacted our operating results in the first quarter of 2020 primarily as a result of an approximately one-month closure of our China facility as mandated by the China government and supply chain disruptions.  While the Chinese government has lifted the suspension of business operations in China and we have maintained normal business operations at all our other facilities, the extent to which COVID-19 may impact our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and actions taken by governments, businesses and individuals in response to the pandemic.  Potential effects of COVID-19 which may adversely impact our business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay or remain solvent, reduced availability of our workforce, and increased cyber threats to our information technology infrastructure. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  While we continue to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, pose material risk to our future operating results and financial condition.

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

ULTRALIFE CORPORATION
(Registrant)

Date: April 30, 2020	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	By: /s/ Philip A. Fain
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