Form 10-Q
period 2020-06-30
ULTRALIFE CORP
filed 2020-07-30
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 15,893,889 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$8,389	$7,405
Trade accounts receivable, net of allowance for doubtful accounts of $297 and $324, respectively	26,405	30,106
Inventories, net	28,064	29,759
Prepaid expenses and other current assets	2,144	3,103
Total current assets	65,002	70,373
Property, plant and equipment, net	22,713	22,525
Goodwill	26,459	26,753
Other intangible assets, net	9,250	9,721
Deferred income taxes, net	12,526	13,222
Other noncurrent assets	1,638	1,963
Total Assets	$137,588	$144,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,766	$9,388
Current portion of long-term debt	1,482	1,372
Accrued compensation and related benefits	1,382	1,655
Accrued expenses and other current liabilities	3,840	4,775
Total current liabilities	14,470	17,190
Long-term debt	9,284	15,780
Deferred income taxes	501	559
Other noncurrent liabilities	999	1,278
Total liabilities	25,254	34,807

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,297,182 shares at June 30, 2020 and 20,268,050 shares at December 31, 2019; outstanding – 15,893,889 shares at June 30, 2020 and 15,866,868 shares at December 31, 2019	2,030	2,026
Capital in excess of par value	184,900	184,292
Accumulated deficit	(50,113)	(52,830)
Accumulated other comprehensive loss	(3,296)	(2,531)
Treasury stock - at cost; 4,403,293 shares at June 30, 2020 and 4,401,182 shares at December 31, 2019	(21,246)	(21,231)
Total Ultralife Corporation equity	112,275	109,726
Non-controlling interest	59	24
Total shareholders’ equity	112,334	109,750

Total liabilities and shareholders' equity	$137,588	$144,557

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$28,560	$29,397	$54,374	$48,279
Cost of products sold	20,597	20,532	39,077	34,330
Gross profit	7,963	8,865	15,297	13,949

Operating expenses:
Research and development	1,275	1,587	2,823	2,623
Selling, general and administrative	4,394	4,236	8,695	7,736
Total operating expenses	5,669	5,823	11,518	10,359

Operating income	2,294	3,042	3,779	3,590

Other expense (income):
Interest and financing expense	106	114	280	119
Miscellaneous	11	(31)	(71)	22
Total other expense	117	83	209	141

Income before income tax provision	2,177	2,959	3,570	3,449
Income tax provision	499	676	818	717

Net income	1,678	2,283	2,752	2,732

Net income attributable to non-controlling interest	20	27	35	51

Net income attributable to Ultralife Corporation	1,658	2,256	2,717	2,681

Other comprehensive loss:
Foreign currency translation adjustments	42	(452)	(765)	(17)

Comprehensive income attributable to Ultralife Corporation	$1,700	$1,804	$1,952	$2,664

Net income per share attributable to Ultralife common shareholders – basic	$.10	$.14	$.17	$.17

Net income per share attributable to Ultralife common shareholders – diluted	$.10	$.14	$.17	$.17

Weighted average shares outstanding – basic	15,882	15,742	15,880	15,741
Potential common shares	251	451	234	439
Weighted average shares outstanding - diluted	16,133	16,193	16,114	16,180

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars In Thousands) (Unaudited)

	Six-month period ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES:
Net income	$2,752	$2,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,161	962
Amortization of intangible assets	295	224
Amortization of financing fees	24	20
Stock-based compensation	534	360
Deferred income taxes	633	636
Changes in operating assets and liabilities:
Accounts receivable	3,578	(5,466)
Inventories	1,507	(6,779)
Prepaid expenses and other assets	1,307	362
Accounts payable and other liabilities	(2,909)	2,703
Net cash provided by (used in) operating activities	8,882	(4,246)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,533)	(3,793)
Proceeds from sale of equipment	120	-
Purchase of SWE, net of cash acquired	-	(25,248)
Net cash used in investing activities	(1,413)	(29,041)

FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program loan	3,459	-
Repayment of Paycheck Protection Program loan	(3,459)	-
Payment of revolving credit facility	(5,700)
Payment of term loan facility	(710)	(212)
Proceeds from exercise of stock options	76	478
Tax withholdings on stock-based awards	(15)	(8)
Proceeds from revolving credit facility	-	8,182
Proceeds from term loan facility	-	8,000
Repurchase of common stock	-	(1,957)
Payment of debt issuance costs	-	(157)
Net cash (used in) provided by financing activities	(6,349)	14,326

Effect of exchange rate changes on cash	(136)	(157)

INCREASE (DECREASE) IN CASH	984	(19,118)

Cash, Beginning of period	7,405	25,934
Cash, End of period	$8,389	$6,816

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2018	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net income					2,681		51	2,732
Share repurchases						(1,957)		(1,957)
Stock option exercises	104,587	11	467					478
Stock-based compensation – stock options			316					316
Stock-based compensation - restricted stock			44					44
Vesting of restricted stock	5,834					(8)		(8)
Foreign currency translation adjustments				(17)				(17)
Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					2,717		35	2,752
Stock option exercises	16,631	2	74					76
Stock-based compensation – stock options			470					470
Stock-based compensation - restricted stock			64					64
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				(765)				(765)
Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334

Balance – March 31, 2019	20,134,596	$2,013	$183,163	$(2,351)	$(57,610)	$(21,231)	$(61)	$103,923
Net income					2,256		27	2,283
Stock option exercises	29,160	3	119					122
Stock-based compensation - stock options			142					142
Stock-based compensation - restricted stock			33					33
Foreign currency translation adjustments				(452)				(452)
Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051

Balance – March 31, 2020	20,281,516	$2,028	$184,550	$(3,338)	$(51,771)	$(21,239)	$39	$110,269
Net income					1,658		20	1,678
Stock option exercises	8,998	1	46					47
Stock-based compensation – stock options			278					278
Stock-based compensation - restricted stock			26					26
Vesting of restricted stock	6,668	1				(7)		(6)
Foreign currency translation adjustments				42				42
Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included.  Results for interim periods should not be considered indicative of results to be expected for subsequent interim periods or a full year.  Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

2.     ACQUISITION

On May 1, 2019, the Company completed the acquisition of 100% of the issued and outstanding shares of Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), for an aggregate purchase price of $26,190 inclusive of $942 cash acquired and post-closing adjustments.

SWE is a leading independent designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells. SWE serves a variety of industrial markets, including oil & gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. The Company acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by Ultralife. Another key benefit includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

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

For the six months ended June 30, 2020, SWE contributed revenue of $10,304 and net income of $731, inclusive of interest expense of $229 directly related to the financing of the SWE acquisition and amortization expense of $122 on identifiable intangible assets acquired from SWE.

For the six-month period ended June 30, 2019, from the May 1, 2019 acquisition date, SWE contributed revenue of $4,750 and net income of $101, inclusive of a $205 increase in cost of products sold for the fair value step-up of acquired inventory sold during the period, non-recurring expenses of $165 directly related to the acquisition, interest expense of $110 directly related to the financing of the SWE acquisition, amortization expense of $41 on acquired identifiable intangible assets and a $23 reduction of depreciation expense as a result of fair value adjustments and useful life changes.

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

Set forth below are the unaudited supplemental pro forma results of the Company and SWE for the six-month periods ended June 30, 2020 and June 30, 2019 as if the acquisition had occurred as of January 1, 2018.

	Six months ended
	June 30, 2020	June 30, 2019
Revenue	$54,374	$57,074
Operating income	$3,779	$4,171
Net income attributable to Ultralife Corporation	$2,717	$2,955
Net income per share attributable to Ultralife Corporation:
Basic	$0.17	$0.19
Diluted	$0.17	$0.18

3.     DEBT

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

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility. As of June 30, 2020, the Company had $6,424 outstanding principal on the Term Loan Facility, of which $1,482 is included in current portion of long-term debt on the balance sheet, and $4,482 outstanding principal on the Revolving Credit Facility. As of June 30, 2020, total unamortized debt issuance costs of $140 associated with the Amended Credit Agreement are classified as a reduction of long-term debt on the balance sheet.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of June 30, 2020.

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

Paycheck Protection Program Loan

On April 14, 2020, the Company entered in a loan agreement with KeyBank National Association (“Lender”) under the terms of which the Lender agreed to make a loan to the Company in an aggregate principal amount of $3,459 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan proceeds were received on April 16, 2020.   On April 23, 2020, the Company returned the full amount of the loan proceeds to the Lender which were not used by the Company, to ensure compliance with the FAQ’s and revised Guidelines issued by the U.S. Department of Treasury and the Small Business Administration on April 23, 2020.

4.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 30, 2020, 866,910 stock options and 19,165 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 250,561 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended June 30, 2019, 1,016,668 stock options and 31,666 restricted stock awards were included in the calculation of Diluted EPS resulting in 450,793 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended June 30, 2020 and June 30, 2019, 866,910 and 1,016,668 stock options and 19,165 and 31,666 restricted stock awards, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 234,532 and 438,969 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 896,167 and 446,250 outstanding stock options for the three-month periods ended June 30, 2020 and June 30, 2019, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 896,167 and 446,250 outstanding stock options for the six-month periods ended June 30, 2020 and June 30, 2019, respectively, which were not included in EPS as the effect would be anti-dilutive.

5.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2020 and December 31, 2019. The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2020	2019
Cash	$8,298	$7,135
Restricted cash	91	270
Total	$8,389	$7,405

As of June 30, 2020 and December 31, 2019, restricted cash included $8 and $188, respectively, relating to a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized as a direct offset to qualifying expenditures as incurred.  For the six-month period ended June 30, 2020, grant proceeds of $181 were used to fund qualifying capital expenditures and material and labor costs incurred. As of June 30, 2020 and December 31, 2019, restricted cash included euro-denominated deposits of $83 and $82, respectively, withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2020	2019
Raw materials	$17,142	$18,485
Work in process	3,504	2,548
Finished goods	7,418	8,726
Total	$28,064	$29,759

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Land	$1,273	$1,273
Buildings and leasehold improvements	15,337	15,386
Machinery and equipment	54,904	55,058
Furniture and fixtures	2,188	2,194
Computer hardware and software	6,719	6,712
Construction in process	6,109	4,730
	86,530	85,353
Less: Accumulated depreciation	(63,817)	(62,828)
Property, plant and equipment, net	$22,713	$22,525

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Depreciation expense	$582	$515	$1,161	$962

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2020.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2019	15,260	11,493	26,753
Effect of foreign currency translation	(294)	-	(294)
Balance – June 30, 2020	$14,966	$11,493	$26,459

Other Intangible Assets, Net

The composition of other intangible assets was:

	June 30, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,401	$-	$3,401
Customer relationships	8,913	4,853	4,060
Patents and technology	5,454	4,902	552
Distributor relationships	377	377	-
Trade name	1,486	249	1,237
Total	$19,631	$10,381	$9,250

	December 31, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,403	$-	$3,403
Customer relationships	9,080	4,721	4,359
Patents and technology	5,521	4,869	652
Distributor relationships	377	377	-
Trade name	1,511	204	1,307
Total	$19,892	$10,171	$9,721

The change in the cost of total intangible assets from December 31, 2019 to June 30, 2020 is a result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Amortization included in:
Research and development	$30	$33	$61	$66
Selling, general and administrative	116	99	234	158
Total amortization expense	$146	$132	$295	$224

6.     STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Stock options	$278	$142	$470	$316
Restricted stock grants	26	33	64	44
Total	$304	$175	$534	$360

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2020, there was $903 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,541,792	$6.88
Granted	251,000	6.51
Exercised	(16,631)	4.58
Forfeited or expired	(13,084)	7.77
Outstanding at June 30, 2020	1,763,077	$6.84	3.28	$1,734
Vested and expected to vest at June 30, 2020	1,651,988	$6.78	3.08	$1,711
Exercisable at June 30, 2020	1,194,342	$6.45	1.87	$1,610

The following assumptions were used to value stock options granted during the six months ended June 30, 2020:

Risk-Free Interest Rate	0.4%
Volatility Factor	49%
Weighted Average Expected Life (Years)	5.3
Dividends	0.0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $2.78.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2020 and June 30, 2019 was $47 and $122, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2020 and June 30, 2019 was $76 and $478, respectively.

In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. Unrecognized compensation cost related to these restricted shares was $81 at June 30, 2020, which is expected to be recognized over a weighted average period of 1.7 years.

7.     INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2020 and June 30, 2019 was 22.9% and 20.8% respectively. The period-over-period change was primarily attributable to the geographic mix of earnings and discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the six-month period ended June 30, 2019.

As of December 31, 2019, we have domestic net operating loss (“NOL”) carryforwards of $58,400, which expire 2020 thru 2035, and domestic tax credits of $1,907, which expire 2028 thru 2039, available to reduce future taxable income. As of June 30, 2020, Management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2020, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of June 30, 2020, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2020, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2020 and December 31, 2019.

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

8.     OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of June 30, 2020, the remaining lease terms on our operating leases range from approximately 1 to 4 years. Renewal options to extend our leases have been exercised. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$168	$145	$336	$290
Variable lease cost	18	21	36	42
Total lease cost	$186	$166	$372	$332

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$329	$283
Right-of-use assets obtained in exchange for lease liabilities:	$-	$131

Supplemental balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,539	$1,866

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$579	$620
Operating lease liability, net of current portion	Other noncurrent liabilities	967	1,247
Total operating lease liability		$1,546	$1,867

Weighted-average remaining lease term (years)		3.4	3.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of June 30, 2020 are as follows:

Maturity of Operating Lease Liabilities
2020	347
2021	461
2022	349
2023	359
2024	180
Total lease payments	1,696
Less: Imputed interest	(150)
Present value of remaining lease payments	$1,546

9.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of June 30, 2020, we have made commitments to purchase approximately $1,322 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2020 and 2019 were as follows:

	Six-month period ended June 30,
	2020	2019
Accrued warranty obligations – beginning	$195	$95
Assumed warranty obligations	-	145
Accruals for warranties issued	59	18
Settlements made	(26)	(22)
Accrued warranty obligations – ending	$228	$236

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

10.	REVENUE RECOGNITION

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

Revenues recognized from prior period performance obligations for the six-month periods ended June 30, 2020 and 2019 were not material. Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of June 30, 2020 and December 31, 2019 were not material. As of June 30, 2020 and December 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

11.     .BUSINESS SEGMENT INFORMATION

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

The components of segment performance were as follows:

Three-month period ended June 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$24,036	$4,524	$-	$28,560
Segment contribution	6,026	1,937	(5,669)	2,294
Other expense			(117)	(117)
Tax provision			(499)	(499)
Non-controlling interest			(20)	(20)
Net income attributable to Ultralife				$1,658

Three-month period ended June 30, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$20,300	$9,097	$-	$29,397
Segment contribution	5,655	3,210	(5,823)	3,042
Other income			(83)	(83)
Tax provision			(676)	(676)
Non-controlling interest			(27)	(27)
Net income attributable to Ultralife				$2,256

Six-month period ended June 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,797	$9,577	$-	$54,374
Segment contribution	11,342	3,955	(11,518)	3,779
Other expense			(209)	(209)
Tax provision			(818)	(818)
Non-controlling interest			(35)	(35)
Net income attributable to Ultralife				$2,717

Six-month period ended June 30, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$36,298	$11,981	$-	$48,279
Segment contribution	10,065	3,884	(10,359)	3,590
Other expense			(141)	(141)
Tax provision			(717)	(717)
Non-controlling interest			(51)	(51)
Net income attributable to Ultralife				$2,681

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$24,036	$16,172	$7,864
Communications Systems	4,524	-	4,524
Total	$28,560	$16,172	$12,388
		57%	43%

Three-month period ended June 30, 2019:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,300	$15,049	$5,251
Communications Systems	9,097	-	9,097
Total	$29,397	$15,049	$14,348
		51%	49%

Six-month period ended June 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,797	$30,974	$13,823
Communications Systems	9,577	-	9,577
Total	$54,374	$30,974	$23,400
		57%	43%

Six-month period ended June 30, 2019:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$36,298	$25,059	$11,239
Communications Systems	11,981	-	11,981
Total	$48,279	$25,059	$23,220
		52%	48%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$24,036	$14,195	$9,841
Communications Systems	4,524	4,224	300
Total	$28,560	$18,419	$10,141
		64%	36%

Three-month period ended June 30, 2019:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,300	$10,843	$9,457
Communications Systems	9,097	8,897	200
Total	$29,397	$19,740	$9,657
		67%	33%

Six-month period ended June 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,797	$25,479	$19,318
Communications Systems	9,577	8,577	1,000
Total	$54,374	$34,056	$20,318
		63%	37%

Six-month period ended June 30, 2019:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$36,298	$18,410	$17,888
Communications Systems	11,981	11,351	630
Total	$48,279	$29,761	$18,518
		62%	38%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effects of the novel coronavirus disease of 2019 (COVID-19); our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; fluctuations in the price of oil and the resulting impact on the level of downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth prospects; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A, “Risk Factors” in Part II of this Form 10-Q.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.  See Note 11 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

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

COVID-19

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved. During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to meeting the demand of our customers. As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. For the 2020 year-to-date period, we have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

For the quarter ended March 31, 2020, our operating results were adversely affected by COVID-19, particularly as a result of the temporary shutdown of our China operation and supply chain disruptions. We estimate the effects of COVID-19 adversely impacted net income by approximately $500 for our first quarter. For the quarter ended June 30, 2020, we estimate that the net impact of COVID-19 to net income was immaterial. Demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps, substantially increased during the second quarter; however, this increase was offset by delays in medical battery orders for devices used for elective surgeries and the overall disruptions in supply chains impacting both commercial and government/defense markets.

Refer to Item 1A “Risk Factors” in Part II of this Form 10-Q for risks and uncertainties related to COVID-19.

Overview

Consolidated revenues of $28,560 for the three-month period ended June 30, 2020, decreased by $837 or 2.8%, from $29,397 for the three-month period ended June 30, 2019, as a significant increase in battery and charger sales from our medical and government/defense customers was offset by lower Communications Systems shipments during the quarter of vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives under the delivery orders announced in October 2018.  Shipments under these orders peaked in the second quarter of 2019 and were completed in the 2020 second quarter.

Gross profit was $7,963, or 27.9% of revenue, compared to $8,865, or 30.2% of revenue, for the same quarter a year ago. The 230-basis point decrease primarily resulted from costs associated with the transition of new products to higher volume production and supply chain disruptions relating to COVID-19 in 2020 for our Battery & Energy Products business, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

Operating expenses decreased to $5,669 during the three-month period ended June 30, 2020, from $5,823 during the three-month period ended June 30, 2019. The decrease of $154 or 2.6% was attributable to $165 of direct costs incurred in the second quarter of 2019 to complete the acquisition of SWE. Operating expenses as a percentage of revenues was 19.8% for both the 2020 and 2019 periods.

Operating income for the three-month period ended June 30, 2020 was $2,294 or 8.0% of revenues compared to $3,042 or 10.3% of revenues for the year-earlier period. The 24.6% decrease in operating income primarily resulted from lower sales in our Communications Systems business.

Net income attributable to Ultralife was $1,658, or $0.10 per share – basic and diluted, for the three-month period ended June 30, 2020, compared to $2,256, or $0.14 per share – basic and diluted, for the three-month period ended June 30, 2019.  Adjusted EPS was $0.13 on a diluted basis for the second quarter of 2020, representing a 29.4% decrease from Adjusted EPS on a diluted basis of $0.18 for the 2019 period.  Adjusted EPS excludes the provision for deferred taxes of $391 and $641 for the 2020 and 2019 periods, respectively, which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of Adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $3,307 or 11.6% of revenues in the second quarter of 2020 compared to $4,084 or 13.9% of revenues for the second quarter of 2019. See the section “Adjusted EBITDA” beginning on Page 26 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Altogether, our second quarter performance reinforces our view that Ultralife is durably positioned both to sustain profitability and positive cash flow/liquidity through a period of economic weakness and to execute on initiatives to drive future growth opportunities.

Results of Operations

Three-Month Periods Ended June 30, 2020 and June 30, 2019

Revenues. Consolidated revenues for the three-month period ended June 30, 2020 amounted to $28,560, a decrease of $837 or 2.8%, from $29,397 for the three-month period ended June 30, 2019. Overall, commercial sales increased 7.5% while government/defense sales decreased 13.7% from the 2019 period.

Battery & Energy Products revenues increased $3,736, or 18.4%, from $20,300 for the three-month period ended June 30, 2019 to $24,036 for the three-month period ended June 30, 2020. The increase was attributable to a 71.7% increase in medical sales resulting from an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices associated with COVID-19 and a 49.8% increase in government/defense sales due primarily to higher demand from a large global defense contractor and the shipment of our legacy 5390 batteries under a firm fixed price delivery order received in December 2019. These increases were partially offset by 33.7% decrease in oil & gas battery sales representative of current market conditions for that sector and an 18.9% decline in 9-Volt battery sales which we primarily attribute to COVID-19.

Communications Systems revenues decreased $4,573, or 50.3%, from $9,097 during the three-month period ended June 30, 2019 to $4,524 for the three-month period ended June 30, 2020. This decrease is attributable to higher 2019 shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018 and 2019 shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019. The October 2018 delivery orders to the U.S. Army were completed in the 2020 second quarter.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $20,597 for the quarter ended June 30, 2020, an increase of $65, or 0.3%, from the $20,532 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 69.8% for the three-month period ended June 30, 2019 to 72.1% for the three-month period ended June 30, 2020. Correspondingly, consolidated gross margin decreased from 30.2% for the three-month period ended June 30, 2019, to 27.9% for the three-month period ended June 30, 2020, primarily reflecting costs associated with the transition of new products to higher volume production and supply chain disruptions relating to COVID-19 in 2020 for our Battery & Energy Products business, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

For our Battery & Energy Products segment, gross profit for the second quarter of 2020 was $6,026, an increase of $371 or 6.6% from gross profit of $5,655 for the second quarter of 2019. Battery & Energy Products’ gross margin of 25.1% decreased by 280 basis points from the 27.9% gross margin for the year-earlier period, reflecting incremental costs associated with the transition of new products to higher volume production and for securing components in light of supply chain disruptions caused by COVID-19.

For our Communications Systems segment, gross profit for the second quarter of 2020 was $1,937 or 42.8% of revenues, a decrease of $1,273 or 39.7%, from gross profit of 3,210, or 35.3% of revenues, for the second quarter of 2019. The 750-basis point increase in gross margin during 2020 is driven by efficiency and productivity improvements in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2020 were $5,669, a decrease of $154 or 2.6% from the $5,823 for the three-month period ended June 30, 2019. The decrease is attributable to $165 of one-time direct costs incurred in the 2019 period for the acquisition of SWE. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 19.8% for both the quarter ended June 30, 2020 and the quarter ended June 30, 2019. Amortization expense associated with intangible assets related to our acquisitions was $146 for the second quarter of 2020 ($116 in selling, general and administrative expenses and $30 in research and development costs), including $61 for SWE ($61 in selling, general and administrative expenses), compared with $132 for the second quarter of 2019 ($99 in selling, general, and administrative expenses and $33 in research and development costs), including $41 for SWE ($41 in selling, general and administrative expenses). Research and development costs were $1,275 for the three-month period ended June 30, 2020, a decrease of 312 or 19.6%, from $1,587 for the three-months ended June 30, 2019. The decrease is largely attributable to a realignment of some of the SWE engineering  and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response, which was partially offset by a $55 or 10.0% increase in R&D spending for our Communications Systems business. Selling, general, and administrative expenses increased $158 or 3.7%, to $4,394 for the second quarter of 2020 from $4,236 for the second quarter of 2019. The increase is primarily attributable to slightly higher general corporate expenses.

Other Expense. Other expense totaled $117 for the three-month period ended June 30, 2020 compared to $83 for the three-month period ended June 30, 2019.  Interest and financing expense, net of interest income, decreased $8, from $114 for the second quarter of 2019 to $106 for the comparable period in 2020. The decrease is primarily due to the reduction in the second quarter of 2020 of debt incurred in connection with the financing of the SWE acquisition. Miscellaneous expense amounted to $11 for the second quarter of 2020 compared with miscellaneous income of $31 for the second quarter of 2019, primarily representing net foreign currency losses and gains, respectively, realized on the translation of U.S.-denominated transactions and balances of Accutronics (U.K.). The slight currency loss realized in the second quarter of 2020 was attributable to the strengthening of the U.S dollar to the Pound Sterling by 0.3% (from the beginning to the end of the quarter) offset by a reduction in the U.S. dollar-denominated net asset base in our U.K. operation, versus income realized in the year-earlier period due to a 4.0% strengthening of the U.S dollar to the Pound Sterling.

Income Taxes. The tax provision for the 2020 second quarter was $499 compared to $676 for the second quarter of 2019. Our effective tax rate increased slightly to 22.9% for the second quarter of 2020 as compared to 22.8% for the second quarter of 2019, primarily due to the geographic mix of earnings and discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the three-month periods.  The income tax provision for the second quarter of 2020 is comprised of a $108 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 5.0%, and a $391 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the 2019 period, the income tax provision was comprised of a $35 current tax provision, representing a cash-based effective tax rate of 1.2%, and a $641 deferred tax provision.  See Note 7 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Adjusted EPS excludes the provision for deferred taxes of $391 and $641 for the 2020 and 2019 periods, respectively, which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of Adjusted EPS to EPS.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $1,658, or $0.10 per share – basic and diluted, for the three-month period ended June 30, 2020, compared to $2,256, or $0.14 per share – basic and diluted, for the three-month period ended June 30, 2019.  Adjusted EPS was $0.13 on a diluted basis for the second quarter of 2020, representing a 29.4% decrease from Adjusted EPS on a diluted basis of $0.18 for the 2019 period. Adjusted EPS excludes the provision for deferred income taxes which represents non-cash charges of $391 and $641 for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of Adjusted EPS to EPS.  Average weighted common shares outstanding used to compute diluted earnings per share decreased from 16,192,692 in the second quarter of 2019 to 16,133,015 in the second quarter of 2020.  The decrease in 2020 is attributable to stock option exercises since the second quarter of 2019 and a decrease in the weighted average stock price used to compute diluted shares from $9.15 for the second quarter of 2019 to $7.18 for the second quarter of 2020.

Six-Month Periods Ended June 30, 2020 and June 30, 2019

Revenues. Consolidated revenues for the six-month period ended June 30, 2020 amounted to $54,374, an increase of $6,095 or 12.6%, from the $48,279 reported for the six-month period ended June 30, 2019. Overall, commercial sales increased 23.6% and government/defense sales increased 0.8% from the six-month 2019 period.

Battery & Energy Products revenues increased $8,499, or 23.4%, from $36,298 for the six-month period ended June 30, 2019 to $44,797 for the six-month period ended June 30, 2020. The growth was attributable to a $5,916 or 23.6% increase in commercial sales and a $2,584 or 23.0% increase in government/defense sales.  The commercial growth primarily reflects a $3,464 or 31.6% increase in battery sales to medical customers and a $3,838 increase in sales to oil & gas customers attributable to our acquisition of SWE on May 1, 2019, partially offset by a $1,386  sales decrease for 9-Volt and other commercial products primarily due to COVID-19.

Communications Systems revenues decreased $2,404, or 20.1%, from $11,981 during the six-month period ended June 30, 2019 to $9,577 for the six-month period ended June 30, 2020. This decrease is primarily attributable to higher 2019 shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018 and 2019 shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $39,077 for the six-month period ended June 30, 2020, an increase of $4,747 or 13.8%, from the $34,330 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.1% for the six-month period ended June 30, 2019 to 71.9% for the six-month period ended June 30, 2020. Correspondingly, consolidated gross margin was 28.1% for the six-month period ended June 30, 2020, compared with 28.9% for the six-month period ended June 30, 2019, due primarily to product mix. The gross margin for the 2019 period includes an adjustment to increase the opening inventory of SWE to fair market value in accordance with purchase accounting which resulted in a 40-basis point reduction in reported gross margin for the first half of 2019 upon sell through of the product during the second quarter of 2019. The decrease in gross margin for the 2020 period was primarily due to incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain disruptions, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

For our Battery & Energy Products segment, the cost of products sold increased $7,222 or 27.5%, from $26,233 during the six-month period ended June 30, 2019 to $33,455 during the six-month period ended June 30, 2020. Battery & Energy Products’ gross profit for the 2020 six-month period was $11,342 or 25.3% of revenues, an increase of $1,277 or 12.7% from gross profit of $10,065, or 27.7% of revenues, for the 2019 six-month period. Battery & Energy Products’ gross margin decreased for the six-month period ended June 30, 2020 by 240 basis points, primarily due to incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain disruptions.

For our Communications Systems segment, the cost of products sold decreased by $2,475 or 30.6% from $8,097 during the six-month period ended June 30, 2019 to $5,622 during the six-month period ended June 30, 2020. Communications Systems’ gross profit for the first six months of 2020 was $3,955 or 41.3% of revenues, an increase of $71 or 1.8% from gross profit of $3,884 or 32.4% of revenues, for the six-month period ended June 30, 2019. The increase in gross margin was primarily due to improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders.

Operating Expenses. Total operating expenses for the six-month period ended June 30, 2020 totaled $11,518, an increase of $1,159 or 11.2% from the $10,359 for the six-month period ended June 30, 2019. The increase is attributable to the acquisition of SWE on May 1, 2019, which contributed a year-over-year increase in operating expenses of $1,436. Excluding SWE results, operating expenses decreased $277 or 3.0% due to lower corporate expenses. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.2% for the six-month period ended June 30, 2020 compared to 21.5% for the comparable 2019 period. Amortization expense associated with intangible assets related to our acquisitions was $295, including $122 for SWE, for the first six months of 2020 ($234 in selling, general and administrative expenses and $61 in research and development costs), compared with $224, including $41 for SWE, for the first six months of 2019 ($158 in selling, general, and administrative expenses and $66 in research and development costs). Research and development costs were $2,823 for the six-month period ended June 30, 2020, an increase of $200 or 7.6% over $2,623 for the six-months ended June 30, 2019. The increase reflects higher new product development costs for our core Battery & Energy Products and Communications Systems businesses. Selling, general, and administrative expenses increased $959 or 12.4%, from $7,736 during the first six months of 2019 to $8,695 during the first six months of 2020. The increase is fully attributable to the inclusion of SWE results for the full 2020 six-month period as compared to two months for the comparable 2019 period.

Other Expense. Other expense totaled $209 for the six-month period ended June 30, 2020 compared to $141 for the six-month period ended June 30, 2019. Interest and financing expense, net of interest income, increased $161 to $280 for the 2020 period from $119 for the comparable period in 2019, as a result of the financing for the SWE acquisition. Miscellaneous income amounted to $71 for the first six months of 2020 compared with expense of $22 for the first six months of 2019, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized a tax provision of $818 for the first two quarters of 2020 compared with a tax provision of $717 for the first two quarters of 2019. Our effective tax rate increased to 22.9% for the first six months of 2020 as compared to 20.8% for the first six months of 2019, primarily due to the geographic mix of earnings and discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the six-month periods. The income tax provision for the 2020 period is comprised of a $185 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 5.2%, and a $633 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the 2019 period, the income tax provision was comprised of an $81 current tax provision, representing a cash-based effective tax rate of 2.3%, and a non-cash $636 deferred provision for taxes. See Note 7 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $2,717 and $0.17, respectively, for the six months ended June 30, 2020, compared to $2,681 and $0.17 for the six months ended June 30, 2019. Average common shares outstanding used to compute diluted earnings per share decreased from 16,179,897 for the 2019 period to 16,114,418 for the 2020 period, mainly due to a decrease in the weighted average stock price used to compute diluted shares from $9.28 for the first six months of 2019 to $7.00 for the first six months of 2020.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.

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

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on Adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

We reconcile Adjusted EBITDA to net income attributable to Ultralife Corporation, the most comparable financial measure under U.S. GAAP. Neither current nor potential investors in our securities should rely on Adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net income attributable to Ultralife	$1,658	$2,256	$2,717	$2,681
Add:
Interest and financing expense, net	106	114	280	119
Income tax provision	499	676	818	717
Depreciation expense	582	515	1,161	962
Amortization of intangible assets and financing fees	158	143	319	244
Stock-based compensation expense	304	175	534	360
Non-cash purchase accounting adjustments	-	205	-	205
Adjusted EBITDA	$3,307	$4,084	$5,829	$5,288

Adjusted Earnings Per Share

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	June 30, 2020			June 30, 2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$1,658	$.10	$.10	$2,256	$.14	$.14
Deferred tax provision	391	.03	.03	641	.04	.04
Adjusted net income attributable to Ultralife Corporation	$2,049	$.13	$.13	$2,897	$.18	$.18

Weighted average shares outstanding		15,882	16,133		15,742	16,193

	Six-Month Period Ended
	June 30, 2020			June 30, 2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporate	$2,717	$.17	$.17	$2,681	$.17	$.17
Deferred tax provision	633	.04	.04	636	.04	.04
Adjusted net income attributable to Ultralife Corporation	$3,350	$.21	$.21	$3,317	$.21	$.21

Weighted average shares outstanding		15,880	16,114		15,741	16,180

Liquidity and Capital Resources

As of June 30, 2020, cash totaled $8,389, an increase of $984 as compared to $7,405 of cash held at December 31, 2019. The increase was attributable to cash generated from operations, including the collection of accounts receivable and a reduction of our inventories, partially offset by a $6,410 reduction of our debt and $1,533 of strategic capital investments primarily for our Battery & Energy Products business.

During the six-month period ended June 30, 2020, operating activities provided cash of $8,882, consisting of net income of $2,752, decreases in accounts receivable and inventories of $3,578 and $1,507, respectively, primarily attributable to collections and shipments on the large government and defense program awards announced in October 2018 for our Communications Systems business, and non-cash expenses (depreciation, amortization and stock-based compensation) and deferred taxes totaling $2,647, partially offset by a net decrease in accounts payable and other working capital of $1,602 primarily due to the timing of payments for procured inventory and capital projects.

Cash used in investing activities for the six months ended June 30, 2020 was $1,413, which was largely attributable to capital expenditures of $1,533 primarily reflecting strategic investments for our Battery & Energy Products business.

Net cash used in financing activities for the six months ended June 30, 2020 was $6,349, primarily consisting of payments totaling $5,700 against our Revolving Credit Facility and $710 of principle payments on our Term Loan Facility, partially offset primarily by stock option exercise proceeds of $76.

As of June 30, 2020, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income.  See Note 7 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information.

As of June 30, 2020, we had made commitments to purchase approximately $1,322 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

While the COVID-19 pandemic poses a high level of uncertainty, Management expects that cash flow generated from future operations and the remaining availability under our Revolving Credit Facility will be sufficient under current economic conditions to meet our general funding requirements and capital investments for the foreseeable future.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q), the Company drew down $8,000 on its Term Loan Facility and $6,782 under its Revolving Credit Facility. As of June 30, 2020, the Company had $6,424 outstanding principal on the Term Loan Facility, of which $1,482 is included in current portion of long-term debt on the balance sheet, and $4,482 outstanding principal on the Revolving Credit Facility. As of June 30, 2020, the Company is in full compliance with all covenants under the Credit Facilities.

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

During the first half of 2020, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world.  COVID-19 adversely impacted our operating results in the first half of 2020 with an estimated unfavorable impact to net income of approximately $500 primarily as a result of an approximately one-month closure of our China facility as mandated by the China government, delays in medical battery orders for devices used for elective surgeries and the overall disruptions in supply chains impacting both commercial and government/defense markets, partially offset by increased demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps. While the Chinese government has lifted the suspension of business operations in China and we have maintained normal business operations at all our other facilities throughout the pandemic, the extent to which COVID-19 may impact our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and actions taken by governments, businesses and individuals in response to the pandemic.  Potential effects of COVID-19 which may adversely impact our business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay or remain solvent, reduced availability of our workforce, and increased cyber threats to our information technology infrastructure. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause as a result of which there may be adverse effects in addition to those described in this Risk Factor. While we continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, pose a material risk to our future operating results and financial condition.

Item 6.     Exhibits

Exhibit Index	Exhibit Description	Incorporated by Reference from
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)

Date: July 30, 2020	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.