Form 10-Q
period 2020-09-30
ULTRALIFE CORP
filed 2020-10-29
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of October 26, 2020, the registrant had 15,928,055 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$13,777	$7,405
Trade accounts receivable, net of allowance for doubtful accounts of $303 and $324, respectively	15,012	30,106
Inventories, net	29,746	29,759
Prepaid expenses and other current assets	3,661	3,103
Total current assets	62,196	70,373
Property, plant and equipment, net	22,605	22,525
Goodwill	26,705	26,753
Other intangible assets, net	9,212	9,721
Deferred income taxes, net	12,425	13,222
Other noncurrent assets	2,411	1,963
Total Assets	$135,554	$144,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,875	$9,388
Current portion of long-term debt	1,537	1,372
Accrued compensation and related benefits	1,258	1,655
Accrued expenses and other current liabilities	5,702	4,775
Total current liabilities	17,372	17,190
Long-term debt	2,190	15,780
Deferred income taxes	480	559
Other noncurrent liabilities	1,675	1,278
Total liabilities	21,717	34,807

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,331,348 shares at September 30, 2020 and 20,268,050 shares at December 31, 2019; outstanding – 15,928,055 shares at September 30, 2020 and 15,866,868 shares at December 31, 2019	2,033	2,026
Capital in excess of par value	185,261	184,292
Accumulated deficit	(49,706)	(52,830)
Accumulated other comprehensive loss	(2,619)	(2,531)
Treasury stock - at cost; 4,403,293 shares at September 30, 2020 and 4,401,182 shares at December 31, 2019	(21,246)	(21,231)
Total Ultralife Corporation equity	113,723	109,726
Non-controlling interest	114	24
Total shareholders’ equity	113,837	109,750

Total liabilities and shareholders' equity	$135,554	$144,557

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019

Revenues	$24,362	$27,493	$78,736	$75,772
Cost of products sold	17,851	19,632	56,928	53,962
Gross profit	6,511	7,861	21,808	21,810

Operating expenses:
Research and development	1,606	2,029	4,429	4,652
Selling, general and administrative	4,198	4,526	12,893	12,262
Total operating expenses	5,804	6,555	17,322	16,914

Operating income	707	1,306	4,486	4,896

Other expense (income):
Interest and financing expense	92	220	372	339
Miscellaneous income	(39)	(60)	(110)	(38)
Total other expense	53	160	262	301

Income before income tax provision	654	1,146	4,224	4,595
Income tax provision	192	225	1,010	942

Net income	462	921	3,214	3,653

Net income attributable to non-controlling interest	55	23	90	74

Net income attributable to Ultralife Corporation	407	898	3,124	3,579

Other comprehensive gain (loss):
Foreign currency translation adjustments	677	(668)	(88)	(685)

Comprehensive income attributable to Ultralife Corporation	$1,084	$230	$3,036	$2,894

Net income per share attributable to Ultralife common shareholders – basic	$.03	$.06	$.20	$.23

Net income per share attributable to Ultralife common shareholders – diluted	$.03	$.06	$.19	$.22

Weighted average shares outstanding – basic	15,908	15,785	15,889	15,756
Potential common shares	181	377	214	382
Weighted average shares outstanding - diluted	16,089	16,162	16,103	16,138

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars In Thousands) (Unaudited)

	Nine-month period ended
	September 30, 2020	September 29, 2019
OPERATING ACTIVITIES:
Net income	$3,214	$3,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,743	1,548
Amortization of intangible assets	444	372
Amortization of financing fees	36	32
Stock-based compensation	756	519
Deferred income taxes	821	801
Changes in operating assets and liabilities:
Accounts receivable	15,094	(7,022)
Inventories	13	(5,021)
Prepaid expenses and other assets	(84)	(1,547)
Accounts payable and other liabilities	(546)	1,818
Net cash provided by (used in) operating activities	21,491	(4,847)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,902)	(4,846)
Proceeds from sale of equipment	120	-
Purchase of SWE, net of cash acquired	-	(25,248)
Net cash used in investing activities	(1,782)	(30,094)

FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program loan	3,459	-
Repayment of Paycheck Protection Program loan	(3,459)	-
Payment of revolving credit facility	(10,182)
Payment of term loan facility	(3,279)	(423)
Proceeds from exercise of stock options	218	866
Tax withholdings on stock-based awards	(15)	(8)
Proceeds from revolving credit facility	---	10,182
Proceeds from term loan facility	-	8,000
Repurchase of common stock	-	(1,957)
Payment of debt issuance costs	-	(157)
Net cash (used in) provided by financing activities	(13,258)	16,503

Effect of exchange rate changes on cash	(79)	(407)

INCREASE (DECREASE) IN CASH	6,372	(18,845)

Cash, Beginning of period	7,405	25,934
Cash, End of period	$13,777	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2018	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463
Net income					3,579		74	3,653
Share repurchases						(1,957)		(1,957)
Stock option exercises	194,720	20	846					866
Stock-based compensation – stock options			433					433
Stock-based compensation - restricted stock			86					86
Vesting of restricted stock	5,834					(8)		(8)
Foreign currency translation adjustments				(685)				(685)
Balance – September 29, 2019	20,253,889	$2,025	$183,995	$(3,471)	$(54,456)	$(21,231)	$(11)	$106,851

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					3,124		90	3,214
Stock option exercises	50,797	5	213					218
Stock-based compensation – stock options			674					674
Stock-based compensation - restricted stock			82					82
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				(88)				(88)
Balance – September 30, 2020	20,331,348	$2,033	$185,261	$(2,619)	$(49,706)	$(21,246)	$114	$113,837

Balance – June 30, 2019	20,163,756	$2,016	$183,457	$(2,803)	$(55,354)	$(21,231)	$(34)	$106,051
Net income					898		23	921
Stock option exercises	90,133	9	379					388
Stock-based compensation -stock options			117					117
Stock-based compensation -restricted stock			42					42
Foreign currency translation adjustments				(668)				(668)
Balance – September 29, 2019	20,253,889	$2,025	$183,995	$(3,471)	$(54,456)	$(21,231)	$(11)	$106,851

Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334
Net income					407		55	462
Stock option exercises	34,166	3	139					142
Stock-based compensation – stock options			204					204
Stock-based compensation - restricted stock			18					18
Foreign currency translation adjustments				677				677
Balance – September 30, 2020	20,331,348	$2,033	$185,261	$(2,619)	$(49,706)	$(21,246)	$114	$113,837

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

SWE is a leading independent designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells. SWE serves a variety of industrial markets, including oil & gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. The Company acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil & gas exploration and production, and subsea electrification markets, which were previously unserved by Ultralife. Another key benefit of the acquisition includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

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

The purchase price allocation was determined in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations ("ASC 805"). Accordingly, the fair value of the consideration was determined, and the assets acquired and liabilities assumed have been recorded at their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below. Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered several factors, including reference to an analysis performed under ASC 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

For the nine months ended September 30, 2020, SWE contributed revenue of $13,382 and net income of $858, inclusive of interest expense of $273 directly related to the financing of the SWE acquisition and amortization expense of $182 on identifiable intangible assets acquired from SWE.

For the nine months ended September 29, 2019, from the May 1, 2019 acquisition date, SWE contributed revenue of $11,993 and net income of $740, inclusive of a $264 increase in cost of products sold for the fair value step-up of acquired inventory sold during the period, non-recurring expenses of $165 directly related to the acquisition, interest expense of $289 directly related to the financing of the SWE acquisition, amortization expense of $101 on acquired identifiable intangible assets, a $55 reduction of depreciation expense as a result of fair value adjustments and useful life changes, and stock-based compensation charges of $49 for stock options and restricted stock awarded to certain SWE employees.

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

Set forth below are the unaudited supplemental pro forma results of the Company and SWE for the nine-month periods ended September 30, 2020 and September 29, 2019 as if the acquisition had occurred as of January 1, 2018.

	Nine months ended
	September 30, 2020	September 29, 2019
Revenue	$78,736	$84,567
Operating income	$4,486	5,536
Net income attributable to Ultralife Corporation	$3,124	3,900
Net income per share attributable to Ultralife Corporation:
Basic	$.20	$.25
Diluted	$.19	$.24

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

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility. As of September 30, 2020, the Company had $3,855 outstanding principal on the Term Loan Facility, of which $1,537 is included in current portion of long-term debt on the balance sheet, and no amounts outstanding on the Revolving Credit Facility. As of September 30, 2020, total unamortized debt issuance costs of $128 associated with the Amended Credit Agreement are classified as a reduction of long-term debt on the balance sheet.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of September 30, 2020.

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

4.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period.  Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.  For the three-month period ended September 30, 2020, 831,244 stock options and 19,165 restricted stock awards were included in the calculation of diluted EPS as such securities are dilutive.  Inclusion of these securities resulted in 181,270 additional shares in the calculation of fully diluted earnings per share.  For the comparable three-month period ended September 29, 2019, 914,535 stock options and 31,666 restricted stock awards were included in the calculation of diluted EPS resulting in 377,200 additional shares in the calculation of fully diluted earnings per share. For the nine-month periods ended September 30, 2020 and September 29, 2019, 831,244   and 914,535 stock options and 19,165 and 31,666 restricted stock awards, respectively, were included in the calculation of diluted EPS as such securities are dilutive.  Inclusion of these securities resulted in 213,574 and 382,711 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 898,167 and 703,250 outstanding stock options for the three-month periods ended September 30, 2020 and September 29, 2019, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 898,167 and 703,250 outstanding stock options for the nine-month periods ended September 30, 2020 and September 29, 2019, respectively, which were not included in EPS as the effect would be anti-dilutive.

5.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2020 and December 31, 2019. The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Cash

The composition of the Company’s cash was as follows:

	September 30,	December 31,
	2020	2019
Cash	$13,690	$7,135
Restricted cash	87	270
Total	$13,777	$7,405

As of September 30, 2020 and December 31, 2019, restricted cash included $87 and $82, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. As of December 31, 2019, restricted cash included $188 for a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized as a direct offset to qualifying expenditures as incurred. For the nine-month period ended September 30, 2020, grant proceeds of $188 were used to fund qualifying capital expenditures and material and labor costs incurred. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2020	2019
Raw materials	$17,600	$18,485
Work in process	3,861	2,548
Finished goods	8,285	8,726
Total	$29,746	$29,759

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Land	$1,273	$1,273
Buildings and leasehold improvements	15,365	15,386
Machinery and equipment	55,869	55,058
Furniture and fixtures	2,219	2,194
Computer hardware and software	6,812	6,712
Construction in process	5,622	4,730
	87,160	85,353
Less: Accumulated depreciation	(64,555)	(62,828)
Property, plant and equipment, net	$22,605	$22,525

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 29,	September 30,	September 29,
	2020	2019	2020	2019
Depreciation expense	$582	$586	$1,743	$1,548

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2020.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2019	15,260	11,493	26,753
Effect of foreign currency translation	(48)	-	(48)
Balance – September 30, 2020	$15,212	$11,493	$26,705

Other Intangible Assets, Net

The composition of other intangible assets was:

	September 30, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,406	$-	$3,406
Customer relationships	9,020	4,975	4,045
Patents and technology	5,496	4,952	544
Distributor relationships	377	377	-
Trade name	1,501	284	1,217
Total	$19,800	$10,588	$9,212

	December 31, 2019
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,403	$-	$3,403
Customer relationships	9,080	4,721	4,359
Patents and technology	5,521	4,869	652
Distributor relationships	377	377	-
Trade name	1,511	204	1,307
Total	$19,892	$10,171	$9,721

The change in the cost of total intangible assets from December 31, 2019 to September 30, 2020 is a result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 29,	September 30,	September 29,
	2020	2019	2020	2019
Amortization included in:
Research and development	$31	$32	$92	$98
Selling, general and administrative	118	116	352	274
Total amortization expense	$149	$148	$444	$372

6.     STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 29,	September 30,	September 29,
	2020	2019	2020	2019
Stock options	$204	$117	$674	$433
Restricted stock grants	18	42	82	86
Total	$222	$159	$756	$519

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2020, there was $720 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,541,792	$6.88
Granted	256,000	6.51
Exercised	(50,797)	4.29
Forfeited or expired	(17,584)	7.72
Outstanding at September 30, 2020	1,729,411	$6.89	3.06	$745
Vested and expected to vest at September 30, 2020	1,626,494	$6.84	2.88	$745
Exercisable at September 30, 2020	1,244,119	$6.63	1.92	$745

The following assumptions were used to value stock options granted during the nine months ended September 30, 2020:

Risk-Free Interest Rate	0.4%
Volatility Factor	49%
Weighted Average Expected Life (Years)	5.3
Dividends	0.0%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $2.78.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2020 and September 29, 2019 was $142 and $388, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2020 and September 29, 2019 was $218 and $866, respectively.

In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. Unrecognized compensation cost related to these restricted shares was $63 at September 30, 2020, which is expected to be recognized over a weighted average period of 1.5 years.

7.     INCOME TAXES

Our effective tax rate for the nine-month periods ended September 30, 2020 and September 29, 2019 was 23.9% and 20.5% respectively. The period-over-period change was primarily attributable to the geographic mix of earnings and lower discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees as compared to the prior period.

As of December 31, 2019, we have domestic net operating loss (“NOL”) carryforwards of $58,400, which expire 2020 thru 2035, and domestic tax credits of $1,907, which expire 2028 thru 2039, available to reduce future taxable income. As of September 30, 2020, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2020, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.

As of September 30, 2020, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2020, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2020 and December 31, 2019.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  In August 2020, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for 2016-2018 with no material adjustments identified.  Our U.S. tax matters for 2019 remain subject to IRS examination.  Our U.S. tax matters for 2001, 2002, 2005-2007 and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2001, 2002, 2005-2007 and 2011-2019 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2010 through 2019 remain subject to examination by the respective foreign tax jurisdiction authorities.

8.     OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of September 30, 2020, the remaining lease terms on our operating leases range from approximately 1 to 4 years. Renewal options and termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Operating lease cost	$172	$168	$508	$459
Variable lease cost	18	21	54	63
Total lease cost	$190	$189	$562	$522

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$506	$447
Right-of-use assets obtained in exchange for lease liabilities:	$875	$1,586

Supplemental balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,303	$1,866

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$669	$620
Operating lease liability, net of current portion	Other noncurrent liabilities	1,643	1,247
Total operating lease liability		$2,312	$1,867

Weighted-average remaining lease term (years)		3.6	3.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of September 30, 2020 are as follows:

Maturity of Operating Lease Liabilities
2020	177
2021	709
2022	680
2023	700
2024	269
Total lease payments	2,535
Less: Imputed interest	(223)
Present value of remaining lease payments	$2,312

In August 2020, the Company entered into an agreement to extend the operating lease term of its Virginia Beach facility through April 2024.  Aggregate future minimum lease payments of $959 are required to be made over the three-year extension period.

9.     COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 30, 2020, we have made commitments to purchase approximately $783 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2020 and 2019 were as follows:

	Nine-month period ended
	September 30, 2020	September 29, 2019
Accrued warranty obligations – beginning	$195	$95
Assumed warranty obligations – SWE	-	145
Accruals for warranties issued	75	152
Settlements made	(103)	(167)
Accrued warranty obligations – ending	$167	$225

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

Revenues recognized from prior period performance obligations for the nine-month periods ended September 30, 2020 and September 29, 2019 were not material. Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of September 30, 2020 and December 31, 2019 were not material. As of September 30, 2020 and December 31, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The components of segment performance were as follows:

Three-month period ended September 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$21,819	$2,543	$-	$24,362
Segment contribution	5,677	834	(5,804)	707
Other expense			(53)	(53)
Tax provision			(192)	(192)
Non-controlling interest			(55)	(55)
Net income attributable to Ultralife				$407

Three-month period ended September 29, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,578	$4,915	$-	$27,493
Segment contribution	6,117	1,744	(6,555)	1,306
Other expense			(160)	(160)
Tax provision			(225)	(225)
Non-controlling interest			(23)	(23)
Net income attributable to Ultralife				$898

Nine-month period ended September 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$66,616	$12,120	$-	$78,736
Segment contribution	17,019	4,789	(17,322)	4,486
Other expense			(262)	(262)
Tax provision			(1,010)	(1,010)
Non-controlling interest			(90)	(90)
Net income attributable to Ultralife				$3,124

Nine-month period ended September 29, 2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$58,876	$16,896	$-	$75,772
Segment contribution	16,182	5,628	(16,914)	4,896
Other expense			(301)	(301)
Tax provision			(942)	(942)
Non-controlling interest			(74)	(74)
Net income attributable to Ultralife				$3,579

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$21,819	$15,772	$6,047
Communications Systems	2,543	-	2,543
Total	$24,362	$15,772	$8,590
		65%	35%

Three-month period ended September 29, 2019:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,578	$17,677	$4,901
Communications Systems	4,915	-	4,915
Total	$27,493	$17,677	$9,816
		64%	36%

Nine-month period ended September 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$66,616	$46,746	$19,870
Communications Systems	12,120	-	12,120
Total	$78,736	$46,746	$31,990
		59%	41%

Nine-month period ended September 29, 2019:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$58,876	$42,736	$16,140
Communications Systems	16,896	-	16,896
Total	$75,772	$42,736	$33,036
		56%	44%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$21,819	$10,820	$10,999
Communications Systems	2,543	2,263	280
Total	$24,362	$13,083	$11,279
		54%	46%

Three-month period ended September 29, 2019:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,578	$11,459	$11,119
Communications Systems	4,915	4,397	518
Total	$27,493	$15,856	$11,637
		58%	42%

Nine-month period ended September 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$66,616	$36,299	$30,317
Communications Systems	12,120	10,840	1,280
Total	$78,736	$47,139	$31,597
		60%	40%

Nine-month period ended September 29, 2019:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$58,876	$29,869	$29,007
Communications Systems	16,896	15,748	1,148
Total	$75,772	$45,617	$30,155
		60%	40%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to: the effects of the novel coronavirus disease of 2019 (“COVID-19”) or other infectious disease pandemics which may arise in the future; our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations including changes in U.S. tariffs and trade disputes with China; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; fluctuations in the price of oil and the resulting impact on the level of downhole drilling by our oil & gas customers; our ability to retain top management and key personnel; our resources being overwhelmed by our growth prospects; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A, “Risk Factors” in Part II of this Form 10-Q.

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

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.  See Note 11 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

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

COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to meeting the demand of our customers.  As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. For the 2020 year-to-date period, we have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

For the quarter ended March 31, 2020, our operating results were adversely affected by COVID-19, particularly as a result of the temporary shutdown of our China operation and supply chain disruptions.  We estimated the effects of COVID-19 adversely impacted net income by approximately $500 for our first quarter.  For the quarter ended June 30, 2020, we estimated that the net impact of COVID-19 to net income was immaterial.  Demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps, substantially increased during the second quarter; however, this increase was offset by delays in medical battery orders for devices used for elective surgeries and the overall disruptions in supply chains impacting both commercial and government/defense markets.  For the quarter ended September 30, 2020, we estimate that the net impact of COVID-19 to net income was a loss of approximately $1,000.  Demand for medical batteries, especially those used in ventilators, respirators and infusion pumps, substantially increased during the third quarter; however, this increase was more than offset by the revenue declines in oil & gas and international industrial markets.  Logistics disruptions also delayed certain shipments.

Refer to Item 1A “Risk Factors” in Part II of this Form 10-Q for risks and uncertainties related to COVID-19.

Overview

Consolidated revenues of $24,362 for the three-month period ended September 30, 2020, decreased by $3,131 or 11.4%, from $27,493 for the three-month period ended September 29, 2019, as a significant increase in battery sales to our medical and government/defense customers was offset by lower oil & gas market and Communications Systems sales.  We have estimated that COVID-19 adversely impacted our third quarter 2020 sales by approximately $2,900.

Gross profit was $6,511, or 26.7% of revenue, compared to $7,861, or 28.6% of revenue, for the same quarter a year ago. The 190-basis point decrease primarily resulted from costs associated with the transition of new products to higher volume production as well as the mix of products sold in our Communications Systems business.

Operating expenses decreased to $5,804 during the three-month period ended September 30, 2020, from $6,555 during the three-month period ended September 29, 2019.  The decrease of $751 or 11.5% was consistent with the overall percentage reduction in revenues, and included certain headcount reductions, lower travel expenses and strict control over all discretionary spending.  Operating expenses as a percentage of revenues was 23.8% for both the 2020 and 2019 periods.

Operating income for the three-month period ended September 30, 2020 was $707 or 2.9% of revenues compared to $1,306 or 4.8% of revenues for the year-earlier period. The 45.9% decrease in operating income primarily resulted from revenue declines in oil & gas and international industrial markets and the overall disruptions in customer/third party logistics impacting both commercial and government/defense markets resulting from COVID-19.

Net income attributable to Ultralife was $407, or $0.03 per share – basic and diluted, for the three-month period ended September 30, 2020, compared to $1,124, or $0.06 per share – basic and diluted, for the three-month period ended September 29, 2019.  Adjusted EPS was $0.04 on a diluted basis for the third quarter of 2020, representing a 43.8% decrease from Adjusted EPS on a diluted basis of $0.07 for the 2019 period.  Adjusted EPS excludes the provision for deferred taxes of $188 and $165 for the 2020 and 2019 periods, respectively, which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of EPS to Adjusted EPS.  The net adverse impact of COVID-19 on Adjusted EPS for the 2020 third quarter was approximately $0.06.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,656 or 6.8% of revenues in the third quarter of 2020 compared to $2,307 or 8.4% of revenues for the third quarter of 2019. See the section “Adjusted EBITDA” beginning on Page 26 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Supported by a solid balance sheet and resilient business model, we are committed to completing our strategic growth projects and are well positioned to withstand current economic headwinds.

Results of Operations

Three-Month Periods Ended September 30, 2020 and September 29, 2019

Revenues.  Consolidated revenues for the three-month period ended September 30, 2020 amounted to $24,362, a decrease of $3,131 or 11.4%, from $27,493 for the three-month period ended September 29, 2019.  Overall, commercial sales decreased 10.8% while government/defense sales decreased 12.5% from the 2019 period.  For the quarter ended September 30, 2020, we estimate that the net adverse impact of COVID-19 on revenues was approximately $2,900.  Demand for medical batteries, especially those used in ventilators, respirators and infusion pumps, substantially increased during the third quarter; however, this increase was more than offset by the revenue declines in oil & gas and international industrial markets, and the overall disruptions in customer and third-party logistics which delayed certain shipments.

Battery & Energy Products revenues decreased $759, or 3.4%, from $22,578 for the three-month period ended September 29, 2019 to $21,819 for the three-month period ended September 30, 2020. Excluding oil & gas sales, revenues increased 27.5% over the prior year reflecting a 102.1% increase in medical sales resulting from an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices associated with COVID-19, and a 23.4% increase in government/defense sales due primarily to higher demand from a large global defense contractor and the shipment of our legacy 5390 batteries under a firm fixed price delivery order received in December 2019.  This increase was more than offset by a 68.7% decrease in oil & gas market battery sales representative of current market conditions for that sector.

Communications Systems revenues decreased $2,372, or 48.3%, from $4,915 during the three-month period ended September 29, 2019 to $2,543 for the three-month period ended September 30, 2020. This decrease is primarily attributable to higher 2019 shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018.  The October 2018 delivery orders to the U.S. Army were completed in the second quarter of 2020.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $17,851 for the quarter ended September 30, 2020, a decrease of $1,781, or 9.1%, from the $19,632 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.4% for the three-month period ended September 29, 2019 to 73.3% for the three-month period ended September 30, 2020. Correspondingly, consolidated gross margin decreased from 28.6% for the three-month period ended September 29, 2019, to 26.7% for the three-month period ended September 30, 2020, primarily reflecting sales mix and costs associated with the transition of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the third quarter of 2020 was $5,677, a decrease of $440 or 7.2% from gross profit of $6,117 for the third quarter of 2019. Battery & Energy Products’ gross margin of 26.0% decreased by 110 basis points from the 27.1% gross margin for the year-earlier period, reflecting sales mix and incremental costs associated with the transition of new products to higher volume production.

For our Communications Systems segment, gross profit for the third quarter of 2020 was $834 or 32.8% of revenues, a decrease of $910 or 52.2%, from gross profit of 1,744 or 35.5% of revenues, for the third quarter of 2019. The 270-basis point decrease in gross margin during the third quarter of 2020 was driven by sales mix and lower factory throughput as compared to the third quarter of 2019.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2020 were $5,804, a decrease of $751 or 11.5% from the $6,555 for the three-month period ended September 29, 2019. The 11.5% decrease in operating expenses, which is relatively consistent with the 11.4% decline in revenues, is attributable to certain headcount reductions, lower travel and strict control over all discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.8% for both the quarter ended September 30, 2020 and the quarter ended September 29, 2019. Amortization expense associated with intangible assets related to our acquisitions was $149 for the third quarter of 2020 ($118 in selling, general and administrative expenses and $31 in research and development costs), including $61 for SWE ($61 in selling, general and administrative expenses), compared with $148 for the third quarter of 2019 ($116 in selling, general, and administrative expenses and $32 in research and development costs), including $60 for SWE ($60 in selling, general and administrative expenses). Research and development costs were $1,606 for the three-month period ended September 30, 2020, a decrease of $423 or 20.8%, from $2,029 for the three-months ended September 29, 2019. The decrease is largely attributable to the timing of new product testing in our Communications Systems business and a realignment of some of the SWE engineering and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response. Selling, general, and administrative expenses decreased $328 or 7.2%, to $4,198 for the third quarter of 2020 from $4,526 for the third quarter of 2019. The decrease is primarily attributable to close monitoring of all discretionary spending, headcount reductions and lower travel expenses in response to COVID-19.

Other Expense. Other expense totaled $53 for the three-month period ended September 30, 2020 compared to $160 for the three-month period ended September 29, 2019. Interest and financing expense, net of interest income, decreased $128, or 58.2%, from $220 for the third quarter of 2019 to $92 for the comparable period in 2020. The decrease is primarily due to the continued reduction of debt incurred in connection with the financing of the SWE acquisition. Miscellaneous income amounted to $39 for the third quarter of 2020 compared with $60 for the third quarter of 2019, primarily due to transactions impacted by foreign currency fluctuations in the U.S. dollar relative to the Pound Sterling and other currencies, and the translation of U.S.-denominated transactions and balances of Accutronics (U.K.). The decrease in foreign currency gains in the third quarter of 2020 was attributable to the weakening of the U.S. dollar to the Pound Sterling by approximately 4% from the beginning to the to the end of the 2020 third quarter compared to the strengthening of the U.S. dollar to the Pound Sterling by approximately 3% for the respective 2019 period.

Income Taxes. The tax provision for the 2020 third quarter was $192 compared to $225 for the third quarter of 2019. Our effective tax rate increased to 29.4% for the third quarter of 2020 as compared to 19.6% for the third quarter of 2019, primarily due to the geographic mix of earnings and discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the three-month periods. The income tax provision for the third quarter of 2020 is comprised of a $4 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 0.6%, and a $188 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the 2019 period, the income tax provision was comprised of a $60 current tax provision, representing a cash-based effective tax rate of 5.2%, and a $165 deferred tax provision. See Note 7 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Adjusted EPS excludes the provision for deferred taxes of $188 and $165 for the 2020 and 2019 periods, respectively, which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of EPS to Adjusted EPS.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $407, or $0.03 per share – basic and diluted, for the three-month period ended September 30, 2020, compared to $898, or $0.06 per share – basic and diluted, for the three-month period ended September 29, 2019.  Adjusted EPS was $0.04 on a diluted basis for the third quarter of 2020, representing a 45.5% decrease from Adjusted EPS on a diluted basis of $0.07 for the 2019 period.  Adjusted EPS excludes the provision for deferred income taxes which represents non-cash charges (benefits) of $188 and $165 for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards.  The net adverse impact of COVID-19 on Adjusted EPS for the 2020 third quarter was approximately $0.06.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of Adjusted EPS to EPS.  Average weighted common shares outstanding used to compute diluted earnings per share decreased from 16,162,055 in the third quarter of 2019 to 16,089,170 in the third quarter of 2020.  The decrease in 2020 is attributable to stock option exercises since the third quarter of 2019 and a decrease in the weighted average stock price used to compute diluted shares from $8.73 for the third quarter of 2019 to $6.56 for the second quarter of 2020.

Nine-Month Periods Ended September 30, 2020 and September 29, 2019

Revenues. Consolidated revenues for the nine-month period ended September 30, 2020 amounted to $78,736, an increase of $2,964 or 3.9%, from the $75,772 reported for the nine-month period ended September 29, 2019. Overall, commercial sales increased 9.4% and government/defense sales decreased 3.2% from the nine-month 2019 period.

Battery & Energy Products revenues increased $7,740 or 13.1%, from $58,876 for the nine-month period ended September 29, 2019 to $66,616 for the nine-month period ended September 30, 2020. The growth was attributable to a $4,010 or 9.4% increase in commercial sales and a $3,730 or 23.1% increase in government/defense sales.  The commercial growth reflects a $8,730 or 54.1% increase in battery sales to medical customers largely driven by an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices attributable to COVID-19, partially offset by a $1,136 decrease in sales to oil and gas customers of our SWE operation due primarily to declining demand attributable to the effects of COVID-19 on the oil and gas market and a $3,583 sales decrease for 9-Volt and other commercial industrial products primarily due to COVID-19.   The increase in government/defense sales is due primarily to higher demand from a large global defense contractor and the shipment of our legacy 5390 batteries under a firm fixed price delivery order received in December 2019.

Communications Systems revenues decreased $4,776, or 28.3%, from $16,896 during the nine-month period ended September 29, 2019 to $12,120 for the nine-month period ended September 30, 2020. This decrease is primarily attributable to higher 2019 shipments of mounted power amplifiers and vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $56,928 for the nine-month period ended September 30, 2020, an increase of $2,966 or 5.5%, from the $53,962 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.2% for the nine-month period ended September 29, 2019 to 72.3% for the nine-month period ended September 30, 2020. Correspondingly, consolidated gross margin was 27.7% for the nine-month period ended September 30, 2020, compared with 28.8% for the nine-month period ended September 29, 2019, due primarily to product mix. The decrease in gross margin for the 2020 period was unfavorably impacted due to incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain and logistics disruptions, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

For our Battery & Energy Products segment, the cost of products sold increased $6,903 or 16.2%, from $42,694 during the nine-month period ended September 29, 2019 to $49,597 during the nine-month period ended September 30, 2020. Battery & Energy Products’ gross profit for the 2020 nine-month period was $17,019 or 25.5% of revenues, an increase of $837 or 5.2% from gross profit of $16,182, or 27.5% of revenues, for the 2019 nine-month period. Battery & Energy Products’ gross margin decreased for the nine-month period ended September 30, 2020 by 200 basis points, primarily due to incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain disruptions.

For our Communications Systems segment, the cost of products sold decreased by $3,937 or 34.9% from $11,268 during the nine-month period ended September 29, 2019 to $7,331 during the nine-month period ended September 30, 2020. Communications Systems’ gross profit for the first nine months of 2020 was $4,789 or 39.5% of revenues, a decrease of $839 or 14.9% from gross profit of $5,628 or 33.3% of revenues, for the nine-month period ended September 29, 2019. The increase in gross margin was primarily due to improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders.

Operating Expenses.  Total operating expenses for the nine-month period ended September 30, 2020 totaled $17,322, an increase of $408 or 2.4% from the $16,914 for the nine-month period ended September 29, 2019.  The increase is primarily attributable to the inclusion of the expenses of SWE for the full nine months of 2020 as compared to five months of the comparable period in 2019 (SWE acquired May 1, 2019).

Overall, operating expenses as a percentage of revenues were 22.0% for the nine-month period ended September 30, 2020 compared to 22.3% for the comparable 2019 period. Amortization expense associated with intangible assets related to our acquisitions was $444, including $182 for SWE, for the first nine months of 2020 ($352 in selling, general and administrative expenses and $92 in research and development costs), compared with $372, including $101 for SWE, for the first nine months of 2019 ($274 in selling, general, and administrative expenses and $98 in research and development costs). Research and development costs were $4,429 for the nine-month period ended September 30, 2020, a decrease of $223 or 4.8% from $4,652 for the nine-months ended September 29, 2019. The decrease reflects the timing of testing of new products and a realignment of some of the SWE engineering and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response. Selling, general, and administrative expenses increased $631 or 5.1%, from $12,262 during the first nine months of 2019 to $12,893 during the first nine months of 2020. The increase is fully attributable to the inclusion of SWE results for the full 2020 nine-month period as compared to five months for the comparable 2019 period.

Other Expense. Other expense totaled $262 for the nine-month period ended September 30, 2020 compared to $301 for the nine-month period ended September 29, 2019. Interest and financing expense, net of interest income, increased $33 to $372 for the 2020 period from $339 for the comparable period in 2019, as a result of the financing for the SWE acquisition. Miscellaneous income amounted to $110 for the first nine months of 2020 compared with $38 for the first nine months of 2019, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes.  We recognized a tax provision of $1,010 for the first three quarters of 2020 compared with a tax provision of $942 for the first three quarters of 2019.  Our effective tax rate increased to 23.9% for the first nine months of 2020 as compared to 20.5% for the first nine months of 2019, primarily due to the geographic mix of earnings and discrete tax benefits realized on disqualifying dispositions of incentive stock options exercised by employees during the nine-month periods.  The income tax provision for the 2020 period is comprised of a $189 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 4.5%, and a $821 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the 2019 period, the income tax provision was comprised of an $141 current tax provision, representing a cash-based effective tax rate of 3.1%, and a non-cash $801 deferred provision for taxes.  See Note 7 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $3,124 and $0.19, respectively, for the nine months ended September 30, 2020, compared to $3,653 and $0.22 for the nine months ended September 29, 2019. Adjusted EPS was $0.24 on a diluted basis for the first nine months of 2020, representing an 9.7% decrease from Adjusted EPS on a diluted basis of $0.27 for the comparable 2019 period.  Adjusted EPS excludes the provision for deferred income taxes which represents non-cash charges (benefits) of $821 and $801 for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards.  The net adverse impact of COVID-19 on Adjusted EPS for the 2020 year-to-date period was approximately $0.10.  See the section “Adjusted EPS” beginning on Page 27 for a reconciliation of Adjusted EPS to EPS. Average common shares outstanding used to compute diluted earnings per share decreased from 16,138,335 for the 2019 period to 16,102,879 for the 2020 period, mainly due to a decrease in the weighted average stock price used to compute diluted shares from $9.18 for the first nine months of 2019 to $6.89 for the first nine months of 2020.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only on a supplemental basis. We reconcile Adjusted EBITDA to net income attributable to Ultralife Corporation, the most comparable financial measure under GAAP.  Neither current nor potential investors in our securities should rely on Adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 29,	September 30,	September 29,
	2020	2019	2020	2019

Net income attributable to Ultralife	$407	$898	$3,124	$3,579
Add:
Interest and financing expense, net	92	220	372	339
Income tax provision	192	225	1,010	942
Depreciation expense	582	586	1,743	1,548
Amortization of intangible assets and financing fees	161	160	480	404
Stock-based compensation expense	222	159	756	519
Non-cash purchase accounting adjustments	-	59	-	264
Adjusted EBITDA	$1,656	$2,307	$7,485	$7,595

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	September 30, 2020			September 29, 2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$407	$.03	$.03	$898	$.06	$.06
Deferred tax provision	188	.01	.01	165	.01	.01
Adjusted net income attributable to Ultralife Corporation	$595	$.04	$.04	$1,063	$.07	$.07

Weighted average shares outstanding		15,908	16,089		15,785	16,162

	Nine-Month Period Ended
	September 30, 2020			September 29, 2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporate	$3,124	$.20	$.19	$3,579	$.23	$.22
Deferred tax provision	821	.05	.05	801	.05	.05
Adjusted net income attributable to Ultralife Corporation	$3,945	$.25	$.24	$4,380	$.28	$.27

Weighted average shares outstanding		15,889	16,103		15,756	16,138

Liquidity and Capital Resources

As of September 30, 2020, cash totaled $13,777, an increase of $6,372, or 86.0%, as compared to $7,405 of cash held as of December 31, 2019. The increase was attributable to cash generated from operations, including the collection of accounts receivable, partially offset by the paydown of our debt and strategic capital investments primarily for our Battery & Energy Products business.

During the nine-month period ended September 30, 2020, operating activities provided cash of $21,491, consisting of net income of $3,214, a decrease in accounts receivable of $15,094 due primarily to a high level of collections, and non-cash expenses (depreciation, amortization and stock-based compensation) and deferred taxes totaling $3,800, partially offset by a net decrease in accounts payable and other working capital of $617 primarily due to the timing of payments for procured inventory and capital projects.

Cash used in investing activities for the nine months ended September 30, 2020 was $1,782, which was largely attributable to capital expenditures of $1,902 primarily reflecting strategic investments for our Battery & Energy Products business.

Net cash used in financing activities for the nine months ended September 30, 2020 was $13,258, primarily consisting of payments totaling $10,182 against our Revolving Credit Facility and $3,279 of principle payments on our Term Loan Facility, including an advance payment of $2,200, partially offset primarily by stock option exercise proceeds of $218.

As of September 30, 2020, the Company has significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 7 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information.

As of September 30, 2020, we had made commitments to purchase approximately $783 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

While the COVID-19 pandemic poses a high level of uncertainty, management expects that cash flow generated from future operations and the remaining availability under our Revolving Credit Facility will be sufficient under current economic conditions to meet our general funding requirements and capital investments for the foreseeable future.

Debt Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q), the Company drew down $8,000 on its Term Loan Facility and $6,782 under its Revolving Credit Facility. As of September 30, 2020, the Company had $3,855 outstanding principal on the Term Loan Facility, of which $1,537 is included in current portion of long-term debt on the balance sheet, and no amounts outstanding on the Revolving Credit Facility. As of September 30, 2020, the Company is in full compliance with all covenants under the Credit Facilities.

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

During the first nine months of 2020, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. COVID-19 adversely impacted our operating results during the first nine months of 2020 with an estimated unfavorable impact to net income of approximately $1,500 primarily as a result of overall disruptions in supply chains impacting both commercial and government/defense markets, revenue declines in oil & gas and international industrial markets, and an approximately one-month closure of our China facility during the first quarter as mandated by the China government, partially offset by increased demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps. While the Chinese government has lifted the suspension of business operations in China and we have maintained normal business operations at all our other facilities throughout the pandemic, the extent to which COVID-19 may impact our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and actions taken by governments, businesses and individuals in response to the pandemic. Potential effects of COVID-19 which may adversely impact our business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay or remain solvent, reduced availability of our workforce, and increased cyber threats to our information technology infrastructure. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets. Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause as a result of which there may be adverse effects in addition to those described in this Risk Factor. While we continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, pose a material risk to our future operating results and financial condition.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and September 29, 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 29, 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and September 29, 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: October 29, 2020	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	By: /s/ Philip A. Fain
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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and September 29, 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 29, 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and September 29, 2019, and (v) Notes to Consolidated Financial Statements.