Form 10-K
period 2020-12-31
ULTRALIFE CORP
filed 2021-02-04
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2020, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $68,675,435 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 1, 2021, the registrant had 15,959,984 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of COVID-19 on our business, operating results and financial condition; our reliance on certain key customers; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the level of downhole drilling; possible breaches in information systems security and other disruptions; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible future declines in demand for the products that use our batteries or communications systems; potential disruptions in our supply of raw materials and components; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; potential costs because of the warranties we supply with our products and services; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; variability in our quarterly and annual results and the price of our common stock; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; our ability to utilize our net operating loss carryforwards; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; possible impairments of our goodwill and other intangible assets; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and developments in the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.  When used in this report, the words “anticipate”, “believe”, “estimate”, “plan”, “intend”, “foresee”, “may”, “could”, “will”, “likely” or “expect” or words of similar import are intended to identify some, but not all of, such forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this Form 10-K Annual Report.

As used in this Form 10-K Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly-owned subsidiary, CLB, INC.; and our majority-owned joint venture Ultralife Batteries India Private Limited.

Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.

ITEM 1.	BUSINESS

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems related to those product lines. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and territories, as well as seeking opportunities to expand through acquisitions.

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, and SWE SEASAFE™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

We believe that our ability to design and produce lightweight, high-energy Lithium-ion and Nickel Metal Hydride (NiMH) rechargeable batteries and charging systems in a variety of custom sizes, shapes, and thicknesses offers substantial benefits to our customers.  We market Lithium-ion and NiMH rechargeable batteries comprising cells manufactured by qualified cell manufacturers.  Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices.

Within this segment, we also seek to fund the development of new products that we hope will advance our technologies through contracts with both government agencies and private sector third parties.

We continue to be awarded development contracts with public and private customers resulting in intellectual property that we believe will enhance our efforts to commercialize new products that we develop.  Revenues in this segment that pertain to product development may vary widely each year, depending upon the quantity and size of contracts awarded.

Revenues for this segment for the year ended December 31, 2020 were $91,907 and segment contribution (gross profit) was $23,400.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements. These systems include RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adaptors (“VAA”) for multiple programs. These programs include Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems, U.S. Army Leader Radio Program, U.S. Army’s Security Force Assistance Brigades (“SFABs”) and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and foreign defense organizations that we are permitted to sell our products to, as well as U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2020 were $15,805 and segment contribution (gross profit) was $5,759.

Corporate

We report revenues and cost of sales for the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate operating expenses.

Corporate had no revenues for the year ended December 31, 2020 and our Corporate operating expenses for the year ended December 31, 2020 were $23,458.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2020 Consolidated Financial Statements and Notes thereto contained in this Form 10-K Annual Report for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 11 in the notes to consolidated financial statements.

History

Ultralife was formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt Lithium Manganese Dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of Lithium batteries located in Shenzhen, China, which broadened our product offering, including a wide range of Lithium Thionyl Chloride and Lithium Manganese batteries, and provided additional exposure to new consumer markets.

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories. This acquisition expanded our product distribution channels into the military communications area and strengthened our presence in global defense markets. During the second half of 2007, the operations of the Waco, Texas facility were relocated to our Newark, New York facility. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

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

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. With a portfolio encompassing custom battery design, development and manufacturing for OEM’s; standard smart batteries, chargers and accessories; and pre-engineered batteries and power solutions for specific applications, Accutronics primarily serves the portable medical device market throughout Europe. Medical applications include digital imaging, ventilators, anesthesia, endoscopy, patient monitoring, cardiopulmonary care, oxygen concentration and aspiration. We acquired Accutronics to advance our strategy of commercial revenue diversification, to expand our geographical penetration, and to achieve revenue growth from new product development. We are continuing to experience sales synergies between Accutronics and our existing commercial battery business as we cross-sell our existing products and the acquired Accutronics’ products to our respective customer bases.

On May 1, 2019, we acquired Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and a leading designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells.  SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality.  We acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by Ultralife. Another key benefit of our acquisition of SWE includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

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

Non-Rechargeable Batteries

We believe that the chemistry of Lithium batteries provides significant advantages over currently available non-rechargeable battery technologies, which include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide more stable power.  Conventional non-rechargeable batteries, such as Alkaline batteries, have sloping voltage profiles that result in decreasing power during discharge.  While the prices for our Lithium batteries are generally higher than commercially available Alkaline batteries produced by others, we believe that the increased energy per unit of weight and volume of our batteries will allow longer operating time and less frequent battery replacements for our targeted applications.  As a result, we believe that our non-rechargeable batteries are priced competitively with other battery technologies on a price per unit of energy or volume basis.

Our non-rechargeable products include the following product configurations:

9-Volt Lithium Battery.  Our 9-volt Lithium battery delivers a unique combination of the highest available energy density and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt battery price is generally higher than conventional 9-volt Carbon Zinc and Alkaline batteries, we believe the enhanced operating performance and decreased costs associated with longer battery life make our 9-volt battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

We market our 9-volt Lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters.  A significant portion of the sales of our 9-volt battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt Lithium battery under private labels for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and online retailers.

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

We market our line of Lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others. Significant commercial applications include oil and gas, pipeline inspection equipment, automatic re-closers and oceanographic and subsea devices. Asset tracking applications include Radio Frequency Identification (“RFID”) systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment.  Medical applications include: Automated External Defibrillators  (“AEDs”), infusion pumps and telemetry systems. Search and rescue applications include Emergency Locator Transmitters (“ELTs”) for aircraft and Emergency Position Indicating Radio Beacons (“EPIRBs”) for ships. Oil and gas applications include battery packs for downhole drilling applications such as Measurement While Drilling (“MWD”) and Logging While Drilling (“LWD”) and pipeline inspection.

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

Rechargeable Batteries

In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times.  Generally, discharge and recharge cycles can be repeated hundreds or thousands of times in rechargeable batteries depending on the technology of the battery. The achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy capacity with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are Nickel Cadmium, Nickel Metal Hydride and Lithium-ion (including Lithium polymer) batteries.  Rechargeable batteries are used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, defense and consumer products.

Three important performance characteristics of a rechargeable battery are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively.  High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies.  Greater energy density will permit the use of batteries of a given weight or volume for a longer time period.   Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed.  Lithium-ion batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content.  Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and laptop computers, and allows the user to charge and recharge many times before noticing a difference in performance.  We believe that our Lithium-ion batteries generally have some of the highest energy density and longest cycle life available.

Lithium-ion Cells and Batteries.  We market a variety of Lithium-ion cells and rechargeable batteries comprising cells manufactured by qualified cell manufacturers.  These products are used in a wide variety of applications including communications, medical and other portable electronic devices.

Battery Charging Systems and Accessories. To provide our customers with complete power system solutions, we offer a wide range of rugged military and commercial battery charging systems and accessories including smart chargers, multi-bay charging systems and a variety of cables.

Multi-Kilowatt Module.  Our Multi-Kilowatt Module Lithium-ion battery system is a large format battery utilizable for energy storage, battery back-up, and remote power applications. This product is a direct replacement of 1.25 kWh and larger capacity lead acid batteries in 24V or 48V applications. It can be connected in multiples to obtain higher-voltages and is capable of over 3,000 cycles while maintaining 80% of its capacity.

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

Integrated Systems. Our integrated systems include: vehicle mounted systems; SATCOM systems; rugged, deployable case systems; multiband transceiver kits; enroute communications cases; and radio cases. These systems give communications operators everything that is needed to provide reliable links to support Command, Control, Communications, Computers and Information, Surveillance and Reconnaissance (“C4ISR”).

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

A significant portion of our business comes from sales of products and services to U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services.  The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default.  Failure to comply with applicable procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.  Even if a contract is awarded there is no guarantee that the government will order product under the contract.

We have two major customers, both large defense primary contractors, which comprised 17% and 6% of our total revenues in 2020, and 12% and 14% of our total revenues in 2019, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2020, sales to U.S. and non-U.S. customers were approximately $62,255 and $45,457, respectively. In 2019, sales to U.S. and non-U.S. customers were approximately $63,375 and $43,420, respectively.

Battery & Energy Products

We target sales of our non-rechargeable products to manufacturers of security and safety equipment, medical devices, search and rescue equipment, specialty instruments, oil and gas downhole drilling and pipe inspection equipment, point of sale equipment and metering applications, as well as users of military equipment.  Our strategy is to develop sales and marketing alliances with OEMs and governmental agencies that utilize our batteries in their products, commit to cooperative research and development or marketing programs, and recommend our products for design-in or replacement use in their products. We are addressing these markets through direct contact by our sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label, and promotional activities.

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful, will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution channels.  Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process.  Additionally, we are typically required to successfully meet contractual specifications and to pass various qualifications testing for the products under contract by the military.  Our inability to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects.  When a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process.  A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries, which has resulted in awards of significant contracts.  In March 2017, we were awarded a production contract by the U. S. Government’s Defense Logistics Agency for up to five years, with a maximum total potential revenue of $21,400, to provide updated BA-5390 non-rechargeable Lithium Manganese Dioxide batteries to the U.S. military.  While production deliveries are expected to begin in 2021, we continue to receive orders for our legacy BA-5390 batteries from the Defense Logistics Agency.  In October 2017, we were awarded a production contract by the Defense Logistics Agency for five years, with a maximum potential revenue of $49,800, to provide our hybrid lithium manganese dioxide/carbon monofluoride (CFx) non-rechargeable BA-5790 and BA-5795 batteries.  Manufacturing and production deliveries under this award are expected to begin in 2021. In January 2018, we received a $3,348 contract from the Defense Logistics Agency to ship our legacy BA-5390 batteries within one hundred ninety days of the contract date.  In September 2019, we were awarded a production contract from the Defense Logistics Agency for up to five years, with a maximum value of $14,422, to provide our BA-5368 batteries.  In December 2019, we received a $4,869 contract from the Defense Logistics Agency for our legacy BA-5390 batteries which were shipped in 2020.

We target sales of our Lithium-ion rechargeable batteries and charging systems to OEM customers, as well as distributors and resellers focused on our target markets. We respond to Requests for Proposals (“RFPs”) to design products for OEMs, and believe that our design capabilities, product characteristics and solution integration will cause OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.

We continue to expand our marketing activities as part of our strategic plan, a comprehensive forward-looking document which sets forth our strategic growth plans, tactical actions and financial projections over a rolling three-year period, to increase sales of our rechargeable products for commercial, standby, defense and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment.  A key part of this expansion includes increasing our design and assembly capabilities as well as building our international network of distributors and value-added distributors.

At December 31, 2020 and 2019, our backlog related to Battery & Energy Products was approximately $34,600 and $35,700, respectively. The 3% year-over-year decrease in our Battery & Energy Products backlog at December 31, 2020 primarily resulted from the December 2019 legacy BA-5390 delivery contract received from the Defense Logistics Agency and the completion of shipping under that contract in 2020. The 2020 year-end backlog is related to orders that are expected to ship throughout 2021 and does not include future shipments under the indefinite delivery/indefinite quantity Defense Logistic Awards for our BA-5390 batteries ($21,400) and BA-5790/BA-5795 batteries ($49,800).

Communications Systems

We target sales of our communications systems, which include power solutions and accessories to support communications systems such as RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and allied foreign militaries. We sell our products directly and through authorized distributors to OEMs and to defense contractors and U.S. and foreign militaries. We market our products to defense organizations and OEMs in the U.S. and internationally.

At December 31, 2020 and 2019, our backlog related to Communications Systems orders was approximately $4,700 and $6,800, respectively. The 31% decrease in our Communications Systems backlog at December 31, 2020 is primarily a result of the completion of shipments in 2020 under two October 2018 contract awards totaling $19,200 to supply our Vehicle Amplifier-Adaptors (“VAA”) and Mounted Power Amplifiers to a large global defense contractor to support the U.S. Army’s Network Modernization initiatives, Leader Radio Program and other opportunities that were included in our 2019 backlog. The 2020 year-end backlog is related to orders that are expected to ship throughout 2021.

Patents, Trade Secrets and Trademarks

We use our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position.  Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor unlawfully obtain access to our proprietary information, know-how and trade secrets.  In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future.  We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold thirty-six patents issued in the U.S., four patents issued in South Korea, three patents issued in Canada, three patents issued in the European Union member states, three patents issued in the European Union, two patents issued in the United Kingdom, one patent issued in Australia, one patent issued in China, one patent issued in Hong Kong, one patent issued in India, one patent issued in Japan, one patent issued in Taiwan, and one patent issued for WIPO. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and non-solicitation provisions which are effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements.  All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.  Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state and country by country so we cannot assure that they will be enforceable in accordance with their terms, if at all.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own.  The following are registered trademarks of ours:  Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, Ultra®, LithiumPower®, LithiumPower & Design®, SmartCircuit®, Smart Circuit®, Smart Circuit & design®, We Are Power®, AMTI®, ABLE™, ACCUTRONICS®, ACCUPRO®, ENTELLION®, Intelligent Power Vault®, McDowell Research®, RPS®, SWE Southwest Electronic Energy Group®, SWE DRILL-DATA®, and SWE SEASAFE®.

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

We expect our future raw material purchases to fluctuate based on global demand for our products, our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt batteries, and thin cells. Capacity, however, is also affected by demand for particular products, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity.  We have acquired new machinery and equipment in areas where production bottlenecks have occurred in the past and we believe that we have sufficient capacity in these areas.   We continually evaluate our requirements for additional capital equipment, and we believe that planned increases will be adequate to meet foreseeable customer demand.

Certain materials used in our products, other than rechargeable batteries, are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available.  Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, which have not had a material adverse effect on us, we cannot assure that they will not have an adverse effect on us in the future.

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

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $20,714 and $19,990 as of December 31, 2020 and 2019, respectively. The year-over-year 4% increase primarily reflects an increase in materials, including rechargeable cells, required to fulfill the backlog for our batteries used in medical devices. Management continuously monitors inventory levels in an effort to optimize such levels.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $7,479 and $9,769 as of December 31, 2020 and 2019, respectively. The year-over-year 23% decrease primarily reflects the completion of shipments of Mounted Power Amplifiers and Vehicle Amplifier-Adaptor systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019. Management continuously monitors inventory levels in an effort to optimize such levels.

Research and Development

We devote significant resources to research and development activities to improve the technological capabilities of our products and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Missouri City, Texas; Newcastle-under-Lyme, United Kingdom; and Shenzhen, China.  During 2020 and 2019, we expended $7,316 and $8,025, respectively, on research and development, including $1,369 and $1,220, respectively, on customer sponsored research and development activities, which are included in cost of goods sold.  The year-over-year decrease primarily reflects the timing of the testing and transition of our new products to higher volume manufacturing.  We expect that research and development expenditures in the future could increase by 10% or more over 2020 levels, based on current initiatives underway. These current initiatives include completing the development and testing of new battery and power solutions in our facilities in Newark, New York, Missouri City, Texas and Newcastle-under-Lyme, UK facilities; our Thionyl Chloride battery project in China and new product initiatives for our Communications Systems business, and our expectation is that new product development will drive our growth.  As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

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

Safety; Regulatory Matters; Environmental Considerations

Certain of the materials utilized in our batteries may pose safety problems if improperly used, stored, or handled. We have designed our batteries to minimize safety hazards both in manufacturing and in use. Our batteries are subject to the regulations noted below, among others.

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

The European Union’s Restriction of Hazardous Substances Directive (the “EU RoHS Directive”) places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. However, we cannot assure that the cost of complying with such new regulations would not have a material adverse effect on us.  Our commercial chargers are substantially in compliance with the EU RoHS Directive.

The European Union’s Battery Directive “on batteries and accumulators and waste batteries and accumulators” (the “EU Battery Directive”) is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use.  It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The EU Battery Directive applies to all types of batteries except those used to protect European Member States’ security, for military purposes, or sent into space.  To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances.  It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets.  The EU Battery Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment.  The EU Battery Directive requires product markings for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal.  We currently ship our products pursuant to the requirements of the EU Battery Directive.

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

China’s “Management Methods for Restricted Use of Hazardous Substances in Electrical and Electronic Products” (“China RoHS 2”) provides a regulatory framework including hazardous substance restrictions similar to those imposed by the EU RoHS Directive. China RoHS 2 applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electrical and electronic products (“EEP”) in China. The regulatory framework of China RoHS 2 also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014 (“Marking Standard”). The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2020 and 2019, we spent approximately $260 and $188, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

Our 9volt battery, among other sizes, is designed to conform to the dimensional and electrical standards of the American National Standards Institute. Authorized certification bodies such as Underwriters Laboratories, Intertek and SGS recognize several of our products.

Communications Systems

We are not currently aware of any regulatory requirements regarding the disposal of communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of May 31, 2020 for the 2019 calendar year and we continue to utilize appropriate measures with our suppliers to better ascertain the origin of the conflict minerals in our products.

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

While we cannot assure that other entities will not attempt to take advantage of the growth of the battery market, the Lithium battery cell industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of Lithium battery cells require large capital expenditures, which may deter new competitors from commencing production.  Through our experience in battery cell manufacturing, we have also developed significant production and design expertise in the non-rechargeable battery market, which we believe would be difficult for new competitors to reproduce without substantial time and expense.

Employees

As of December 31, 2020, we employed a total of 532 permanent and temporary employees: 39 in research and development, 427 in production and 66 in sales and administration. None of our employees are represented by a labor union.

ITEM 1A.	RISK FACTORS

Our business faces many risks.  As such, prospective investors and shareholders should carefully consider and evaluate all of the risk factors described below as well as other factors discussed in this Form 10-K Annual Report and in our other filings with the SEC.  Any of these factors could adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results.  These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the SEC in the future.

Company Risk Factors

Our business, operating results and financial condition has and may in the future be adversely impacted by COVID-19.

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. COVID-19 adversely impacted our operating results during 2020 with an estimated negative impact to net income of approximately $2,000 or $0.12 per diluted share, primarily as a result of overall disruptions in supply chains impacting both commercial and government/defense markets, revenue declines in oil and gas and international industrial markets, and an approximately one-month closure of our China facility during the first quarter of 2020 as mandated by the Chinese government. This negative impact was partially offset by increased demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps. While the Chinese government has lifted the suspension of business operations in China and we have maintained normal business operations at all our other facilities throughout the pandemic, the extent to which COVID-19 may further impact our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and actions taken by governments, businesses and individuals in response to the pandemic.  Potential effects of COVID-19 that may adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause as a result of which there may be adverse effects in addition to those described in this Risk Factor. While we continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, may pose a material risk to our future operating results and financial condition.

A significant portion of our revenues is derived from certain key customers.

We have two customers, L3Harris Technologies and Thales Defense & Security, Inc., both large defense primary contractors, which comprised 17% and 6% of our total revenues in 2020, respectively, and 12% and 14% of our total revenues in 2019, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with our major customers to be good, the reduction, delay or cancellation of orders from these customers or their insolvency / inability to pay, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

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

Notwithstanding the impact of COVID-19, fluctuations in the price of oil and gas and the resulting volatility in the level of downhole drilling could have a material adverse effect on our business, financial condition and results of operations.

The pricing fluctuations typically encountered in the oil and gas industry, especially over the past few years, have placed financial strain not only on the producers, but also the companies that provide oilfield services and equipment to them.  The cyclicality in this industry, whether driven by geopolitical developments; international tensions; supply and demand economics; the introduction of new global, national, and industry-specific regulations; U.S. administration policies; and technology, is an ongoing reality.  A significant downturn in the price of oil resulting in a decrease in downhole drilling will very likely have an adverse impact on our financial results.  In response, we would expect to mitigate a portion, but not all, of this risk by seeking product/market diversification throughout our portfolio.

Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical and cyber security.  Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  The risks of a security breach, cyber- attack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken our results of operations and liquidity.  In 2017, we formed a cyber security executive management committee with oversight responsibility to minimize the risk of breaches.  In 2018, this committee with the assistance of outside security consultants completed a comprehensive Systems Security Plan (“SSP”) and a Plan of Action & Milestones (“POAM”) in compliance with the requirements of National Institute of Standards and Technology (“NIST”) Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations.  In 2019, the Company made further progress in implementing many of the security measures in our SSP and POAM, including increasing the security awareness across our employee base.  In 2020, we continued to make substantial progress towards achieving full implementation of all NIST 800-171 security standards, as well as the requirements under the Cybersecurity Maturity Model Certification (CMMC) framework released by the Department of Defense in 2020. The Committee continues to review all key aspects of cyber security utilizing our outside security consultants to ensure a robust plan is in place and provides quarterly updates to our Board.  Despite these measures, we cannot eliminate the risk of such security breaches and the potential adverse impacts these breaches may have on our business and financial results.

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

A significant portion of our revenues is derived from contracts with U.S. and foreign militaries or OEMs that supply U.S. and foreign militaries. In the years ended December 31, 2020 and 2019 approximately $45,382 or 42% and $47,100 or 44%, respectively, of our revenues were comprised of sales made directly or indirectly to U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $38,900 or 36% in 2020 and $41,300 or 39% in 2019. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

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

Notwithstanding the impact of COVID-19, our supply of raw materials and components could be disrupted or delayed due to business conditions, weather, or other factors out of our control, or the cost of those raw materials and components may materially increase.

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

With the pre-COVID-19 improvement of the U.S. economy and the potential for a significant post-COVID-19 rebound, our lead times for certain critical components from our suppliers could be extended resulting in shipping delays causing us to miss contractual timelines. Our internal purchasing process is focused on the current economic environment, and lead times are considered when placing orders from our vendors, but we cannot control the ability of our vendors or potential vendors to be qualified to meet our deadlines.

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

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we will likely be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require additional capital resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. During 2020, the Company experienced a 94% year-over-year increase in shipments of our medical batteries primarily in response to the higher demand for ventilators, respirators and infusion pumps caused by COVID-19. While we met all of our 2020 commitments to our medical customers, this does not mean that rapid growth for our products in all cases will be met by our resources without delay.

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

Our new products supporting our commercial diversification strategy will likely result in the introduction of our products in new end markets that we have not participate in before.  These new market opportunities may carry certain risks that we may not have experienced in the past or that we may be fully aware.  While we perform extensive due diligence in the launch of our products in new end markets and mitigate our risks with our contracts and insurance coverage, we may not be fully aware of the risks that may exist until we gain more experience in these markets.

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

The transportation of Lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. These regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations.  We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If, however, we are unable to comply with any such new regulations, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could reduce our operating income and margins, and have other material adverse effects on our business, financial condition and results of operations.

Our customers may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts.  While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that adjustments to reflect volume shortfalls will be made under current industry practices because pricing is rarely adjusted retroactively when contract volumes are not achieved.  Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions and we may not be able to adjust prices in various circumstances. This could have an adverse impact in the form of lost revenue or increased expenses.

Our ability to use our net operating loss and tax credit carryforwards in the future may be limited, which could increase our tax liabilities and reduce our cash flow and net income.

At December 31, 2020, we had approximately $47,755 of U.S. net operating loss carryforwards and $2,070 of U.S. tax credit carryforward available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards.  Based on our latest assessment at December 31, 2020, we believe it is more likely than not that our U.S. deferred tax assets will be fully realized.  However, failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized.  See discussion in Management’s Discussion & Analysis beginning on Page 27.

Negative publicity of Lithium-ion batteries may negatively impact the industries or markets we operate in.

We are unable to predict the impact, severity or duration of negative publicity related to fire/mishandling of Lithium-ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve.  Ongoing negative attention being given to Lithium-ion batteries that are used in certain cellular phones or are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the Lithium-ion battery industry as a whole, regardless of the design or usage of those batteries. The residual effects of such events could have an adverse effect on our business, financial condition, and results of operations.

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America, Europe and China, and we export products to various countries.  We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased.  Sales to non-U.S. customers make up a significant percentage of our total revenues.  For example, the percentage of our business with customers outside of the U.S. slightly increased in 2020 to 42% compared to 41% in 2019. A future strengthening of the U.S. dollar relative to our customers’ currencies could make our products relatively more expensive to them and, may adversely affect our sales levels and reduce profitability.  In addition, our United Kingdom and China subsidiaries maintain their books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency value relative to the U.S. dollar.  With the rapid pace of geopolitical events, it is difficult at this time to assess any future impact of currency fluctuation on the Company’s financial results, despite our proactive efforts to minimize the short-term risks of currency fluctuations.  Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income.  Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

Any impairment of goodwill and/or other indefinite-lived intangible assets could adversely impact our results of operations.

Our goodwill and other indefinite-lived intangible assets are subject to an impairment test on an annual basis. Additionally, goodwill and other indefinite-lived intangible assets are assessed for impairment whenever events and circumstances indicate that impairment may exist.  Any excess carrying value of goodwill and/or other intangible assets resulting from an impairment assessment must be written off in the period of determination.  In addition, from time to time, we may acquire a business which will require us to record goodwill and/or other indefinite-lived intangible assets based on the allocation of the total consideration transferred to consummate the acquisition to the identified tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values.  We may subsequently experience unforeseen circumstances related to past or future acquisitions which may adversely impact the forecasted cash flows or other assumptions used to value these assets.  Future determinations that the estimated fair value of our goodwill and/or indefinite-lived intangible assets is less than their respective carrying values may result in significant (non-cash) impairment charges which could have a material adverse impact on future results of operations.

A finding that our proprietary and intellectual property rights are not enforceable or invalid could allow our competitors and others to produce competing products based on our proprietary and intellectual property or limit our ability to continue to manufacture and market our products.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights.  However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes.  We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology.  We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners.  There can be no assurance as to the degree of protection these contractual measures may or will afford.  We have had patents issued and have patent applications pending in the U.S. and elsewhere.  We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford.  Further, if we are found to be infringing upon third party patents, we cannot assure that we will not be subjected to significant damages or will be able to obtain licenses with respect to such patents on acceptable terms, if at all.  The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products, all of which could materially adversely affect our business and the results of operations.

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

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments (to foreign officials and otherwise) and require companies to keep accurate books and records and maintain appropriate internal controls. Our training program and policies mandate compliance with such laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third-party partners or agents), we could suffer from civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm.

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

The China RoHS 2 directive provides a regulatory framework, including similar hazardous substance restrictions as are imposed by the EU RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of EEP in China affecting a broad range of electronic products and parts. The regulatory framework of China RoHS 2 also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014 (“Marking Standard”). The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules were effective in May 2014. We are required to perform due diligence inquiries of our supply chain and publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers, and each provides conflict mineral information in a different manner, if at all. Accordingly, because our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2020, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We own one building in Missouri City, Texas comprising 69,000 square feet, which houses our recently acquired SWE business. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China and approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, Missouri City, Texas, Newcastle-under-Lyme, United Kingdom and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

ITEM 3.	LEGAL PROCEEDINGS

On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  At the time of the court order, the settlement funds were held in an escrow account controlled by the court for administrative purposes, and there remained no potential for appeal or reversal of the court order.  Based on all conditions present upon the court order, it was concluded that the net settlement amount was fully realizable.  Accordingly, a gain of $1,593 was recognized and is separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020.  The corresponding amount due is included in prepaid expenses and other current assets as of December 31, 2020.

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

Holders

As of February 1, 2021, there were approximately 3,000 registered holders of record of our common stock.

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

There were no purchases of our common stock by the Company during the year ended December 31, 2020.

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

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design, manufacture, install and maintain power and communications systems including rechargeable and non-rechargeable batteries, communications and electronics systems and accessories and custom engineered systems.  We sell our products internationally through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

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

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which we believe can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of product offerings.

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

On May 1, 2019, we acquired Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and a leading designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells.  SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality.  We acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by us.  Another key benefit includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Department of Defense and other international defense organizations can be sporadic based on the needs of those particular customers and allocated funding levels.

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world. The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved. During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to meeting the demand of our customers. As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. For 2020, we have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

For 2020, we estimate that the net impact of COVID-19 was a reduction to sales of approximately $7,000, a reduction to operating income of approximately $2,600 and a reduction to net income of approximately $2,000 or approximately $0.12 per diluted share.  Demand for medical batteries, especially those used in ventilators, respirators and infusion pumps, substantially increased during 2020; however, this increase was more than offset by the revenue declines in oil and gas and international industrial markets, delays in medical battery orders for devices used for elective surgeries and the overall disruptions in supply chains and operations impacting both commercial and government/defense markets.

Consolidated revenues increased by $917 or 0.9% to $107,712 for the year ended December 31, 2020 compared to $106,795 for the year ended December 31, 2019. During 2020, we experienced revenue growth of 0.7% for our Battery & Energy Products business and a revenue decline of 37.6% for our Communications Systems business. This 2020 performance reflected a $2,648 or 4.4% increase in sales to our commercial customers and a $1,731 or 3.7% decrease in sales to government and defense customers. The increase in our commercial business was due primarily to a $13,380 increase in battery sales to medical customers largely driven by an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices attributable to COVID-19, partially offset by a $5,681 decrease in sales to oil and gas customers of our SWE operation due primarily to declining demand attributable to the effects of COVID-19 on the oil and gas market and a $5,051 sales decrease for other commercial industrial products primarily due to COVID-19. The decrease in government and defense sales primarily resulted from higher 2019 shipments of mounted power amplifiers and vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019, partially offset by higher demand from a large global defense contractor and the shipment of our legacy 5390 batteries to complete a firm fixed price delivery order received in December 2019.

Gross margin decreased to 27.1% for the year ended December 31, 2020 from 29.2% for the year ended December 31, 2019. The 210-basis point decrease was due primarily to costs incurred for the transition of new products to high volume production in 2020 and incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain and logistics disruptions, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

Operating expenses decreased by $339 or 1.4% to $23,458 during the year ended December 31, 2020, compared to $23,797 during the year ended December 31, 2019. The decrease primarily reflects the timing of testing of new products and a realignment of some of the SWE engineering and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response. Operating expenses as a percentage of revenues decreased 50 basis points from 22.3% in 2019 to 21.8% in 2020.

Other income totaled $1,322 for the year ended December 31, 2020 compared to expense of $597 for the year ended December 31, 2019.  On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  At the time of the court order, the settlement funds were held in an escrow account controlled by the court for administrative purposes, and there remained no potential for appeal or reversal of the court order.  Based on all conditions present upon the court order, it was concluded that the net settlement amount was fully realizable.  Accordingly, a gain of $1,593 was recognized and is separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020.

Income tax provision was $1,692 for the year-ended December 31, 2020 compared to $1,457 for the year-ended December 31, 2019. Our effective tax rate increased to 24.1% for 2020 as compared to 21.5% for 2019, primarily due to a greater level of discrete tax benefits realized in 2019 on disqualifying dispositions of incentive stock options exercised by employees and the geographic mix of earnings. The income tax provision for the 2020 period is comprised of a $306 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 4.4%, and a $1,386 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the 2019 period, the income tax provision was comprised of an $221 current tax provision, representing a cash-based effective tax rate of 3.3%, and a non-cash $1,236 deferred provision for taxes.

Net income attributable to Ultralife was $5,232 for 2020 and $5,205 for 2019. Net income attributable to Ultralife common shareholders per diluted share was $0.33 for 2020 compared to $0.32 for 2019. Reflecting the use of net operating losses and tax credits on U.S. generated income, adjusted earnings per diluted share was $0.41 for 2020 compared to $0.40 for 2019.  See the section “Adjusted EPS” on page 34 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, plus/minus income/expense that we do not consider reflective of our continuing operations, amounted to $9,696 for the year ended December 31, 2020 compared to $11,007 for the prior year.  See the section “Adjusted EBITDA” beginning on page 33 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

The Company’s liquidity remains solid, with cash on hand of $10,653, debt of $1,474, working capital of $45,790 and a current ratio of 3.4. As of December 31, 2019, the Company had cash on hand of $7,405, debt of $17,316, working capital of $53,183 and a current ratio of 4.1.

While the outlook for demand in our end markets is less visible than we would like, we will remain focused on what we can control: organic growth initiatives, including completing transformational new product development projects and investments in strategic capital expenditure, and synergistic acquisitions.

Results of Operations

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019:

	Year Ended December 31,		Increase/
	2020	2019	(Decrease)
Revenues:
Battery & Energy Products	$91,907	$83,996	$7,911
Communications Systems	15,805	22,799	$(6,994)
Total	107,712	106,795	917
Cost of Products Sold:
Battery & Energy Products	68,507	61,183	7,324
Communications Systems	10,046	14,447	(4,401)
Total	78,553	75,630	2,923
Gross Profit:
Battery & Energy Products	23,400	22,813	587
Communications Systems	5,759	8,352	(2,593)
Total	29,159	31,165	(2006)
Operating Expenses	23,458	23,797	(339)
Operating Income	5,701	7,368	(1,667)
Other (Income) Expense, Net	(1,322)	597	(1,919)
Income Before Taxes	7,023	6,771	252
Income Tax Provision (Benefit)	1,692	1,457	235
Net Income	5,331	5,314	17
Net Income Attributable to Non-Controlling Interest	99	109	(10)
Net Income Attributable to Ultralife	$5,232	$5,205	$27
Net Income Attributable to Ultralife Common Shares – Basic	$0.33	$0.33	$0.00
Net Income Attributable to Ultralife Common Shares – Diluted	$0.33	$0.32	$0.01

Weighted Average Shares Outstanding –Basic	15,902,108	15,782,583	119,525
Weighted Average Shares Outstanding – Diluted	16,095,676	16,179,119	(83,443)

Revenues. Total revenues for the year ended December 31, 2020 amounted to $107,712, an increase of $917, or 0.9% from the $106,795 reported for the year ended December 31, 2019.

Battery & Energy Products revenues increased $7,911, or 9.4%, for the year ended December 31, 2020 as compared to the prior year. Commercial revenues of this business increased 4.4% from 2019 and now comprise 67.8% of total segment sales versus 71.1% last year. The year-over-year increase primarily resulted from a $13,380 increase in battery sales to medical customers largely driven by an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices attributable to COVID-19, partially offset by a $5,681 decrease in sales to oil and gas customers of our SWE operation due primarily to declining demand attributable to the effects of COVID-19 on the oil and gas market and a $5,051 sales decrease for other commercial industrial products primarily due to COVID-19. Government and defense sales of this business increased 21.6% from 2019 and now comprise 32.2% of total segment sales versus 28.9% last year. The increase primarily reflects higher demand from a large global defense contractor and the shipment of our legacy 5390 batteries to complete a firm fixed price delivery order received in December 2019.

Communications Systems revenues decreased $6,994 or 30.7% for the year ended December 31, 2020 as compared to the prior year. This decrease is primarily attributable to higher 2019 shipments of Mounted Power Amplifiers and Vehicle Amplifier-Adaptor systems to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018, and shipments of Universal Vehicle Adaptors under an indefinite-delivery/indefinite-quantity contract with the Naval Air Warfare Center Aircraft Division announced in June 2019. Approximately 71% of the products provided for in these contracts were shipped in 2019 with the remainder shipped in 2020.

Our order backlog at December 31, 2020 was $39,292, a decrease of $3,266 or 7.7% from the backlog at December 31, 2019 which was $42,558. For our Battery & Energy Products business, the backlog decreased $1,142 or 3.2% to $34,602 from $35,744. The decrease primarily resulted from the 2020 completion of the December 2019 legacy BA-5390 delivery contract received from the Defense Logistics Agency in December 2019, partially offset by the continuing demand for batteries for medical devices. The 2020 year-end backlog is related to orders that are expected to ship throughout 2021 and does not include future shipments under the indefinite delivery/indefinite quantity Defense Logistic Awards for our BA-5390 batteries ($21,400) and BA-5790/BA-5795 batteries ($49,800). For our Communications Systems business, the backlog decreased $2,124 or 31.2% to $4,690 from $6,814. The decrease is primarily a result of the completion of shipments in 2020 under two October 2018 contract awards totaling $19,200 to supply our Vehicle Amplifier-Adaptors (“VAA”) and Mounted Power Amplifiers to a large global defense contractor to support the U.S. Army’s Network Modernization initiatives, Leader Radio Program and other opportunities that were included in our 2019 backlog. The 2020 year-end backlog is related to orders that are expected to ship throughout 2021.

Cost of Products Sold and Gross Profit.   Cost of products sold for the year ended December 31, 2020 increased $2,923 or 3.9% from the year ended December 31, 2019. Consolidated cost of products sold as a percentage of total revenue increased from 70.8% for the year ended December 31, 2019 to 72.9% for the year ended December 31, 2020. Correspondingly, consolidated gross margin was 27.1% for the year ended December 31, 2020, compared with 29.2% for the year ended December 31, 2019. The 210-basis point decline in gross margin is due primarily to costs incurred for the transition of new products to high volume production in 2020 and incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain and logistics disruptions, partially offset by improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to fulfill U.S. Army orders for our Communications Systems business.

For our Battery & Energy Products segment, the cost of products sold increased $7,324 or 12.0%, from the year ended December 31, 2019. Battery & Energy Products’ gross profit for 2020 was $23,400 or 25.5% of revenues, an increase of $587 or 2.6% from gross profit of $22,813, or 27.2% of revenues, for 2019. Battery & Energy Products’ gross margin decreased for the year ended December 31, 2020 by 170 basis points from the prior year to 25.5%, reflecting costs associated with the transition of new products to higher volume production and incremental costs associated with COVID-19 including an approximately one-month shutdown of our China operation as mandated by the Chinese government and supply chain and logistics disruptions.

For our Communications Systems segment, the cost of products sold decreased by $4,401 or 30.5% from the year ended December 31, 2019.  Communications Systems’ gross profit for the year ended December 31, 2020 was $5,759 or 36.4% of revenues, a decrease of $2,593 or 31.0% from gross profit of $8,352 or 36.6% of revenues, for the year ended December 31, 2019.  The 20 basis points decrease in gross margin during 2020 to 36.4% is primarily due to sales mix between years, predominantly higher sales of VAA systems to fulfill U.S. Army orders in 2019.

Operating Expenses. Total operating expenses for the year ended December 31, 2020 decreased $339 or 1.4% from the year ended December 31, 2019. This decrease was due primarily to the timing of testing of new products and a realignment of some of the SWE engineering and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response.

Overall, operating expenses as a percentage of revenues was 21.8% for the year ended December 31, 2020 compared to 22.3% for the comparable 2019 period.  Amortization expense associated with intangible assets related to our acquisitions increased to $595 for the year ended December 31, 2020 ($471 in selling, general and administrative expenses and $124 in research and development costs) from $525 for the year ended December 31, 2019 ($395 in selling, general and administrative expenses and $130 in research and development costs).  This increase was due to our acquisition of SWE in May 2019.  Research and development costs were $5,947 in 2020, a decrease of $858 or 12.6%, from $6,805 reported in 2019.  This decrease was primarily due to the timing of testing of new products and a realignment of some of the SWE engineering and technical resources to support manufacturing including the short cycle turnaround for a medical battery pack supporting a respirator application to serve the COVID-19 response. Selling, general, and administrative expenses increased $519 or 3.1%, to $17,511 for the year ended December 31, 2020 from $16,992 for the year ended December 31, 2019.  The increase is attributable to the inclusion of SWE results for the full 2020 year as compared to eight months for the comparable 2019 period and the hiring of an experienced sales and business development resource.  We continued tight control over discretionary spending across the Company.

Other (Income) Expense.  Other income totaled $1,322 for the year ended December 31, 2020 compared to expense of $597 for the year ended December 31, 2019, primarily reflecting a $1,593 litigation gain (net of fees) recognized upon resolution of Ultralife’s claim in a class action lawsuit in December 2020.  Interest and financing expense, net of interest income, decreased $103 to $436 for 2020 from $539 for 2019 due to a 91% reduction of debt, from $17,316 at year-end 2019 to $1,474 at year-end 2020, related to our acquisition of SWE in May 2019.  Miscellaneous income amounted to $165 for 2020 compared to an expense of $58 for 2019, primarily due to transactions impacted by foreign currency fluctuation between the U.S. dollar, pound sterling and euro.

Income Taxes.  The income tax provision was $1,692 for the year-ended December 31, 2020 compared to $1,457 for the year-ended December 31, 2019. Our effective tax rate increased to 24.1% for 2020 as compared to 21.5% for 2019, primarily due to a greater level of discrete tax benefits realized in 2019 on disqualifying dispositions of incentive stock options exercised by employees and the geographic mix of earnings.  The income tax provision for the 2020 period is comprised of a $306 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 4.4%, and a $1,386 deferred tax provision which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the 2019 period, the income tax provision was comprised of an $221 current tax provision, representing a cash-based effective tax rate of 3.3%, and a non-cash $1,236 deferred provision for taxes.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife was $5,232 for 2020 and $5,205 for 2019.  Net income attributable to Ultralife common shareholders per diluted share was $0.33 for 2020 compared to $0.32 for 2019. Reflecting the use of net operating losses and tax credits on U.S. generated income, adjusted earnings per diluted share was $0.41 for 2020 compared to $0.40 for 2019.  Adjusted EPS excludes the provision for deferred income taxes which represents non-cash charges of $1,386 and $1,236 for the 2020 and 2019 periods, respectively, for income taxes which will be fully offset by deferred tax assets including past U.S. net operating losses and tax credit carryforwards. See the section “Adjusted EPS” on page 34 for a reconciliation of Adjusted EPS to EPS.  The net adverse impact of COVID-19 on Adjusted EPS for 2020 was approximately $0.16.  Weighted average common shares outstanding used to compute diluted earnings per share decreased from 16,179,119 for the 2019 period to 16,095,676 for the 2020 period, mainly due to a decrease in the weighted average stock price used to compute diluted shares from $9.05 for 2019 to $6.79 for 2020.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes.  We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.  We reconcile Adjusted EBITDA to Net income attributable to Ultralife, the most comparable financial measure under GAAP.

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

	Year ended December 31,
	2020	2019
Net income attributable to Ultralife	$5,232	$5,205
Add:
Interest expense, net	436	539
Income tax provision	1,692	1,457
Depreciation	2,340	2,220
Amortization of intangible assets and financing fees	646	569
Stock-based compensation expense	943	753
Gain on litigation settlement	(1,593)	-
Non-cash purchase accounting adjustments	-	264
Adjusted EBIDTA	$9,696	$11,007

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures. We define Adjusted EPS as net income attributable to Ultralife Corporation excluding the provision for deferred taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that we expect will be offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Year Ended December 31,
	2020			2019
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporate	$5,232	$0.33	$0.33	$5,205	$0.33	$0.32
Deferred tax provision	1,386	0.09	0.08	1,211	0.08	0.08
Adjusted net income attributable to Ultralife Corporation	$6,618	$0.42	$0.41	$6,416	$0.41	$0.40

Weighted average shares outstanding		15,902	16,096		15,783	16,179

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2020, cash totaled $10,653 (including restricted cash of $91), an increase of $3,248, or 44%, from the beginning of the year, primarily attributable to net cash provided by operating activities, partially offset by a $15,842 reduction of debt drawn in connection with our acquisition of SWE in May 2019.

For the year ended December 31, 2020, we generated $21,720 from our operations, as compared to a net use of $2,970 in operations for the year ended December 31, 2019.  In 2020, cash generated from operating activities was attributable to net income of $5,331, a deferred tax provision of $1,386, non-cash expenses of depreciation, amortization, and stock-based compensation totaling $3,929, and a $12,667 reduction in net working capital, partially offset by a gain of $1,593 recognized upon resolution of Ultralife’s claim in a class action lawsuit.  The working capital reduction is primarily due to a reduction in accounts receivable largely driven by collections on prior year shipments on a large global defense prime contract.

Cash used in financing activities for the year ended December 31, 2020 was $15,694, primarily for the paydown of a substantial portion of the remaining debt outstanding in connection with our 2019 acquisition of SWE.  For the year ended December 31, 2019, cash generated from financing activities was $16,124, which primarily represented debt incurred in connection with the SWE acquisition, including $18,182 in borrowing drawn on our Credit Facilities, less $866 of Term Loan principal payments and debt issuance costs totaling $157.  In 2020 and 2019, we received $148 and $922, respectively, in proceeds from the issuance of common stock on stock option exercises by our employees, net of tax withholdings.  In 2019, we spent $1,957 (including fees and commissions) to repurchase shares of our common stock under the Company’s Share Repurchase Program, which commenced on November 1, 2018 and ended on October 31, 2019.

Cash used in investing activities was $2,981 for the year ended December 31, 2020, primarily attributable to capital expenditures.  For the year ended December 31, 2019, cash used in investing activities was $31,529, which was attributable to our acquisition of SWE and $6,281 of capital expenditures.  The year over year decrease in capital expenditures is primarily due to completion of strategic projects for improving and broadening our thionyl chloride products and automation equipment for cell production for our Battery and Energy Products business.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to taxable income.  As of December 31, 2020, none of our U.S. net operating loss carryforwards have expired.  See Note 8 to the consolidated financial statements for additional information.

Going forward, we expect positive operating cash flow and the availability under our Revolving Credit Facility will be sufficient to meet our obligations for both financing and investing.

Commitments

On May 1, 2019, in connection with financing the SWE acquisition (see Note 2 to the consolidated financial statements), the Company drew down $8,000 on its Term Loan Facility and $6,782 under its Revolving Credit Facility.  As of December 31, 2019, the Company had $7,134 outstanding principal on the Term Loan Facility, of which $1,372 was due to be paid over the next twelve months, and $10,182 outstanding principal on the Revolving Credit Facility.  As of December 31, 2020, the Company had paid the full amount outstanding on the Revolving Credit Facility and reduced the outstanding principal balance on the Term Loan Facility to $1,474.  The Company is in full compliance with its debt covenants under the Credit Facilities.

As of December 31, 2020, we had made commitments to purchase approximately $873 of production machinery and equipment.

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

Goodwill and Other Indefinite Lived Intangible Assets:

Under the acquisition method of accounting, the total consideration transferred to consummate the acquisition is allocated to the identified tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date with the residual amount recorded to goodwill.  We do not amortize goodwill and other intangible assets with indefinite lives, but instead evaluate these assets for impairment at least annually and whenever events or circumstances indicate that impairment may exist.

The annual impairment test for goodwill consists of a comparison of the estimated fair value for each reporting unit to which goodwill is assigned to the carrying value of the respective reporting unit.  The annual impairment test for the other intangible assets with an indefinite life consists of a comparison of the estimated fair value of each asset to the carrying value of the respective asset. If the estimated fair value of a reporting unit or other indefinite-lived intangible asset exceeds its respective carrying value, the goodwill or indefinite-lived intangible asset is considered not impaired. If carrying value of a reporting unit or indefinite-lived intangible asset exceeds its estimated fair value, the excess carrying value of the respective goodwill or indefinite-lived intangible asset is recognized as an impairment loss.

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2020.  We identified five goodwill reporting units and four indefinite-lived intangible assets.  We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset.  The estimated fair value of each reporting unit was determined using a discounted cash flow model.  The estimated fair value of each indefinite-lived intangible asset was determined using other income-based valuation models.  Significant estimates and assumptions were used to estimate fair value, including our internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. Other key assumptions used to value the trademarks and customer relationships included royalty rates and attrition rates, respectively.  The significant estimates and assumptions used in these valuations are subject to judgment based on sources utilized and the assessment of risks related to our internal forecasts.  Based on the results of our impairment test, and consideration of qualitative factors, no impairments were identified.  Estimated fair value exceeded carrying value for all reporting units and other indefinite-lived intangible assets by more than 10%.  There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in the significant estimates and assumptions used in our impairment assessment.

Impairment of Long-Lived Assets:

We assess our long-lived assets for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate undiscounted future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation is an industry-based weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment charge is recognized.

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

As of December 31, 2020, we concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized on the basis of management’s assessment.  In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including our sustained profitability and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility.  Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2021 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2039.  As of December 31, 2020, our domestic net operating loss carryforwards and general business tax credits were $47,755 and $2,070, respectively.

As of December 31, 2020, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. As of December 31, 2020, we have not recognized a valuation allowance against our other foreign deferred tax assets, as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

Stock-Based Compensation:

We recognize compensation cost relating to share-based payment transactions in our financial statements.  The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We calculate implied volatility for stock options based on an average of historical volatility over the expected life of the awards.  The computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards and the vesting period.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.  Our awards are generally valued using the Black-Scholes method.  If required, our market-based awards are valued using a Monte Carlo simulation.

Business Combinations:

We account for businesses acquired using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred, and the total consideration transferred to consummate the acquisition is allocated to the identified tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date with the residual amount recorded to goodwill. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statements of income and comprehensive income beginning on the respective acquisition date.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ultralife Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultralife Corporation (the Company) and its subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate for excess, obsolete, and slow-moving inventory reserve

As discussed in Notes 1 and 5 to the financial statements, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company records provisions for excess, obsolete, and slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The excess, obsolete, and slow-moving inventory reserve serves to reduce the Company’s inventory balance through a charge to cost of products sold.

The Company’s reserve for excess, obsolete, and slow-moving inventory is based upon assumptions related to expectations of future demand, product lifecycles, product support, technical obsolescence, regulatory requirements, and economic and market conditions. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross margin. Due to the magnitude of the inventory and the subjectivity involved in estimating the reserve, we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include, obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete, and slow-moving inventory; testing the effectiveness of controls over management’s estimate of reserves for excess, obsolete, and slow-moving inventory; testing management’s calculation of the reserve for excess, obsolete, and slow-moving inventory by: testing the completeness and accuracy of the source information used,  testing the mathematical accuracy of management’s calculations,  evaluating the reasonableness and consistency of methodology and assumptions applied by management,  and performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements.

Goodwill Impairment Analysis

As discussed in Notes 1 and 5 to the financial statements, the Company performs its goodwill impairment test on an annual basis as of October 1st or whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.  For each reporting unit the Company performed a quantitative test, which compares the fair value of the reporting unit to the carrying value of the respective reporting unit.  The Company has identified five goodwill reporting units.

Management determines fair value of the respective reporting units using a discounted cash flow model.  Significant estimates and judgements used in this model include internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows.   Future revenue and operating cash flow forecasts, the development of the weighted average cost of capital used to discount the future cash flows, and excess working capital requirements are subject to judgement based on sources utilized and the assessment of risks related to the cash flows.  Due to the subjectivity involved with the assumptions used to determine the fair value of the reporting unit, we identified the goodwill impairment test as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include: obtaining an understanding of the process and assumptions used by management to perform the impairment test,  testing the effectiveness of controls over management’s test for impairment,  and testing management’s impairment calculation by: testing the completeness and accuracy of the source information used, testing the mathematical accuracy of management’s calculations, evaluating the reasonableness and consistency of methodology and assumptions applied by management, performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements, and verifying certain third party data used by the Company in building their assumptions.  Professionals with specialized skills and knowledge were used to assist in evaluating certain methodologies and assumptions used in the model and performing sensitivity analysis on various inputs.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2016.

Rochester, New York

February 4, 2021

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$10,653	$7,405
Trade accounts receivable, net of allowance for doubtful accounts of $317 and $324, respectively	21,054	30,106
Inventories, net	28,193	29,759
Prepaid expenses and other current assets	4,596	3,103
Total current assets	64,496	70,373
Property, plant and equipment, net	22,850	22,525
Goodwill	27,018	26,753
Other intangible assets, net	9,209	9,721
Deferred income taxes, net	11,836	13,222
Other noncurrent assets	2,292	1,963
Total assets	$137,701	$144,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,839	$9,388
Current portion of long-term debt, net	1,361	1,372
Accrued compensation and related benefits	1,748	1,655
Accrued expenses and other current liabilities	4,758	4,775
Total current liabilities	18,706	17,190
Long-term debt	-	15,780
Deferred income taxes	515	559
Other noncurrent liabilities	1,557	1,278
Total liabilities	20,778	34,807

Commitments and contingencies (Note 6)

Shareholders' Equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,373,519 shares and 20,268,050 shares, respectively; outstanding – 15,959,984 shares and 15,866,868 shares, respectively	2,037	2,026
Capital in excess of par value	185,464	184,292
Accumulated deficit	(47,598)	(52,830)
Accumulated other comprehensive loss	(1,782)	(2,531)
Treasury stock - at cost; 4,413,535 shares and 4,401,182 shares, respectively	(21,321)	(21,231)
Total Ultralife Corporation equity	116,800	109,726
Non-controlling interest	123	24
Total shareholders’ equity	116,923	109,750

Total liabilities and shareholders' equity	$137,701	$144,557

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2020	2019

Revenues	$107,712	$106,795
Cost of products sold	78,553	75,630
Gross profit	29,159	31,165

Operating expenses:
Research and development	5,947	6,805
Selling, general and administrative	17,511	16,992
Total operating expenses	23,458	23,797

Operating income	5,701	7,368

Other (income) expense:
Gain on litigation settlement	(1,593)	-
Interest and financing expense	436	539
Miscellaneous	(165)	58
Total other (income) expense	(1,322)	597

Income before income taxes	7,023	6,771
Income tax provision	1,692	1,457

Net income	5,331	5,314

Net income attributable to non-controlling interest	99	109

Net income attributable to Ultralife Corporation	5,232	5,205

Other comprehensive income:
Foreign currency translation adjustments	749	255

Comprehensive income attributable to Ultralife Corporation	$5,981	$5,460

Net income per share attributable to Ultralife Corporation common shareholders – Basic	$.33	$.33

Net income per share attributable to Ultralife Corporation common shareholders – Diluted	$.33	$.32

Weighted average shares outstanding – Basic	15,902	15,783
Weighted average shares outstanding – Diluted	16,096	16,179

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

			Capital	Accumulated
	Common stock		in excess	other			Non-
	Number of		of par	comprehensive	Accumulated	Treasury	controlling
	shares	Amount	value	income (loss)	deficit	stock	interest	Total

Balance – December 31, 2018	20,053,335	$2,005	$182,630	$(2,786)	$(58,035)	$(19,266)	$(85)	$104,463

Net income					5,205		109	5,314
Share repurchases						(1,957)		(1,957)
Stock option exercises	208,881	21	909					930
Stock-based compensation -stock options			623					623
Stock-based compensation -restricted stock			130					130
Vesting of restricted stock	5,834					(8)		(8)
Foreign currency translation adjustments				255				255

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750

Net income					5,232		99	5,331
Stock option exercises	92,968	9	229			(75)		163
Stock-based compensation -stock options			838					838
Stock-based compensation -restricted stock			105					105
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				749				749

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$5,331	$5,314
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,340	2,220
Amortization of intangible assets	595	525
Amortization of financing fees	51	44
Stock-based compensation	943	753
Deferred income tax expense	1,386	1,211
Gain on litigation settlement	(1,593)	-
Changes in operating assets and liabilities:
Accounts receivable	9,211	(10,416)
Inventories, gross	1,147	(3,319)
Inventory reserves	652	1,123
Prepaid expenses and other assets	(134)	(1,575)
Income taxes receivable and payable	139	25
Accounts payable and other liabilities	1,652	1,125
Net cash provided by (used in) operating activities	21,720	(2,970)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,101)	(6,281)
Proceeds from sale of equipment	120	-
Purchase of SWE, net of cash acquired	-	(25,248)
Net cash used in investing activities	(2,981)	(31,529)

FINANCING ACTIVITIES:
Repayment of revolving credit facility	(10,182)	-
Repayment of term loan facility	(5,660)	(866)
Proceeds from Paycheck Protection Program loan	3,459	-
Repayment of Paycheck Protection Program loan	(3,459)	-
Proceeds from exercise of stock options	238	930
Tax withholdings on stock-based awards	(90)	(8)
Proceeds from revolving credit facility	-	10,182
Proceeds from term loan facility	-	8,000
Repurchase of common stock	-	(1,957)
Payment of debt issuance costs	-	(157)
Net cash (used in) provided by financing activities	(15,694)	16,124

Effect of exchange rate changes on cash	203	(154)

INCREASE (DECREASE) IN CASH	3,248	(18,529)

Cash - Beginning of year	7,405	25,934
Cash - End of year	$10,653	$7,405

Supplemental cash flow information:
Construction in process in accounts payable	$675	$74
Income taxes paid	$264	$266
Interest paid	$375	$576

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., Ultralife UK LTD, and its wholly-owned subsidiary Accutronics Ltd, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), Southwest Electronic Energy Corporation and its wholly-owned subsidiary, CLB, INC. (“SWE” collectively), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation.

c.	Management's Use of Judgment and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) carrying value of goodwill and intangible assets; (b) reserves for excess and obsolete inventory, deferred tax assets, warranties, and bad debts; (c) valuation of assets acquired and liabilities assumed in business combinations; (d) various expense accruals; and (e) stock-based compensation. Our actual results could differ from these estimates.

d.	Reclassifications

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2020 and 2019.

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

Inventories are stated at the lower of cost or net realizable value with cost determined under the firstin, firstout (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

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

i.	Long-Lived Assets, Goodwill and Intangibles

We assess our long-lived assets for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. Should aggregate undiscounted future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated as the present value of expected discounted future cash flows. The discount rate used in our evaluation is an industry-based weighted average cost of capital.

Under the acquisition method of accounting, the purchase price paid, or the total consideration transferred, to consummate the acquisition is allocated to the identified tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date with the residual amount recorded to goodwill.  We do not amortize goodwill and intangible assets with indefinite lives, but instead evaluate these assets for impairment at least annually, or whenever events or circumstances indicate that impairment may exist. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being recognized over their estimated useful life.

The annual impairment test for goodwill consists of a comparison of the estimated fair value for each reporting unit to which goodwill is assigned to the carrying value of the respective reporting unit.  The annual impairment test for other indefinite-lived intangible assets consists of a comparison of the estimated fair value of each asset to the carrying value of the respective asset. If the estimated fair value of a reporting unit or other indefinite-lived intangible asset exceeds its respective carrying value, the goodwill or indefinite-lived intangible asset is considered not impaired. If carrying value of a reporting unit or indefinite-lived intangible asset exceeds its estimated fair value, the excess carrying value of the respective goodwill or indefinite-lived intangible asset is recognized as an impairment loss.

j.	Translation of Foreign Currency

The financial statements of our foreign subsidiaries are translated from the functional currency into U.S. dollar equivalents, with translation adjustments recorded as the sole component of accumulated other comprehensive income (loss).  Exchange gains and losses related to foreign currency transactions and balances denominated in currencies other than the functional currency are recognized in net income.

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

Revenues recognized from prior period performance obligations for the years ended December 31, 2020 and 2019 were not material.

As of December 31, 2020 and 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of December 31, 2020 and 2019 were not material.

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

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2020 and 2019.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2020 and 2019, we expended $7,316 and $8,025, respectively, on research and development, including costs of $1,369 and $1,220, respectively, on customer sponsored research and development activities, which are included in cost of goods sold.

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

r.	Concentration Related to Customers and Suppliers

We have two customers, both large defense primary contractors, which comprised 17% and 6% of our total revenues in 2020, and 12% and 14% of our total revenues in 2019, respectively. 2020 revenues from these two customers represented 20% of our total Battery & Energy Products segment revenues and 38% of our total Communications Systems segment revenues. 2019 revenues from these two customers represented 15% of our total Battery & Energy Products segment revenues and 64% of our total Communications Systems segment revenues. There were no other customers that comprised greater than 10% of our total revenues during these years.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2020 and 2019, we do not consider this customer to be a significant credit risk.

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

The fair value of financial instruments approximated their carrying values at December 31, 2020 and 2019.  The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.  The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2020, the calculation of diluted EPS included 526,244 stock options and 26,665 restricted stock awards. Inclusion of these shares resulted in 193,568 additional shares in the calculation of diluted EPS. There were 690,919 outstanding stock options as of December 31, 2020 excluded from the calculation of diluted EPS, as inclusion of these shares would have been anti-dilutive.

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

w.	Leases

At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 9 for further disclosure regarding lease accounting.

x.	Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application.  ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted.  While the Company is continuing to assess the potential impacts of this new standard, it does not expect ASU 2019-12 will have a materially affect on our consolidated financial statements.

Note 2 – Acquisition

On May 1, 2019, the Company completed the acquisition of 100% of the issued and outstanding shares of Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), for an aggregate purchase price of $26,190 inclusive of $942 cash acquired and post-closing adjustments.

SWE is a leading independent designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using lithium cells.  SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality.  The Company acquired SWE as a bolt-on acquisition to further support our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by Ultralife.  Another key benefit of the acquisition includes obtaining a highly valuable technical team of battery pack and charger system engineers and technicians to add to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

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

The purchase price allocation was determined in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the fair value of the consideration was determined, and the assets acquired and liabilities assumed have been recorded at their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

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

For the year ended December 31, 2020, SWE contributed revenue of $15,587 and net income of $705, inclusive of interest expense of $292 directly related to the financing of the SWE acquisition and amortization expense of $243 on acquired identifiable intangible assets.

For the year ended December 31, 2019, from the May 1, 2019 acquisition date, SWE contributed revenue of $18,746 and net income of $1,238, inclusive of a $264 increase in cost of products sold for the fair value step-up of acquired inventory sold during the period, non-recurring expenses of $165 directly related to the acquisition, interest expense of $453 directly related to the financing of the SWE acquisition, and amortization expense of $161 on acquired identifiable intangible assets.

During the year ended December 31, 2019, the Company incurred non-recurring transaction costs of $322 directly attributable to the acquisition. Non-recurring transaction costs comprised of debt issuance costs of $157 including placement, renewal and legal fees, and other non-recurring transaction costs of $165, including one-time accounting, legal and due diligence services, were expensed during the year.

The following supplemental pro forma information presents the combined results of operations, inclusive of the purchase accounting adjustments and one-time acquisition-related expenses described above, as if the acquisition of SWE had been completed on January 1, 2018, the beginning of the comparable prior period.

The supplemental pro forma results do not exclude the agreed upon departure of the Shareholder from SWE and dissolution of the SWE Board of Directors upon consummation of the acquisition or the realization of synergies or other cost reductions following the completion of the business combination. The supplemental pro forma results are presented for informational purposes only and should not be considered indicative of the financial position or results of operations had the acquisition been completed as of the dates indicated and does not purport to indicate the future combined financial position or results of operation.

Set forth below are the unaudited supplemental pro forma results of the Company and SWE for the years ended December 31, 2020 and 2019 as if the acquisition had occurred as of January 1, 2018.

	Year Ended December 31,
	2020	2019
Revenue	$107,712	$115,590
Operating income	5,701	8,008
Net Income attributable to Ultralife Corporation	5,232	5,526
Net income per share attributable to Ultralife Corporation:
Basic	$0.33	$0.35
Diluted	$0.33	$0.34

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

The Amended Credit Agreement, among other things, provided for a five-year, $8,000 senior secured term loan (the “Term Loan Facility”) and extended the term of the $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”) through May 31, 2022. Up to six months prior to May 31, 2022, the Revolving Credit Facility may be increased to $50,000 with the Bank’s concurrence.

Upon closing of the SWE acquisition on May 1, 2019, the Company drew down the full amount of the Term Loan Facility and $6,782 under the Revolving Credit Facility. As of December 31, 2020, the Company had $1,474 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the balance sheet, and no amounts outstanding on the Revolving Credit Facility. As of December 31, 2020, total unamortized debt issuance costs of $113 associated with the Amended Credit Agreement, including placement, renewal and legal fees, are classified as a reduction of the current portion of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Credit Facilities.

The Company is required to repay the borrowings under the Term Loan Facility in sixty (60) equal consecutive monthly payments commencing on May 31, 2019, in arrears, together with applicable interest. All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on April 30, 2024. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 31, 2022. The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions. The Company made voluntary prepayments of $4,200 during the year ended December 31, 2020.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio of equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio of equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants as of December 31, 2020.

Borrowings under the Credit Facilities are secured by substantially all the assets of the Company. Availability under the Revolving Credit Facility is subject to certain borrowing base limits based on receivables and inventories.

Interest accrues on outstanding indebtedness under the Credit Facilities at the Base Rate or the Overnight LIBOR Rate, as selected by the Company, plus the applicable margin. The Base Rate is the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 50 basis points, and (c) the Overnight LIBOR Rate plus one hundred basis points. The applicable margin ranges from zero to negative 50 basis points for the Base Rate and from 185 to 215 basis points for the Overnight LIBOR Rate and are determined based on the Company’s senior leverage ratio.

The Company must pay a fee of 0.1% to 0.2% based on the average daily unused availability under the Revolving Credit Facility.

Payments must be made by the Company to the extent borrowings exceed the maximum amount then permitted to be drawn on the Credit Facilities and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

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

There were no purchases of our common stock by the Company during the year ended December 31, 2020.

Note 5 - Supplemental Balance Sheet Information

a.           Cash and Restricted Cash

The Company had cash and restricted cash totaling $10,653 and $7,405 as of December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019
Cash	$10,562	$7,135
Restricted cash	91	270
Total	$10,653	$7,405

As of December 31, 2020 and December 31, 2019, restricted cash included $91 and $82, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. As of December 31, 2019, restricted cash included $188 for a government grant awarded in the People’s Republic of China to fund specified technological research and development initiatives. The grant proceeds are realized as a direct offset to qualifying expenditures as incurred. For the year ended December 31, 2020, grant proceeds of approximately $188 were used to fund qualifying capital expenditures and material and labor costs incurred. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

b.      Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2020	2019
Raw materials	$17,277	$18,485
Work in process	3,411	2,548
Finished products	7,505	8,726
Total	$28,193	$29,759

c.      Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2020	2019
Land	$1,273	$1,273
Buildings and leasehold improvements	15,393	15,386
Machinery and equipment	61,048	55,058
Furniture and fixtures	2,235	2,194
Computer hardware and software	6,894	6,712
Construction in progress	1,227	4,730
	88,070	85,353
Less – Accumulated depreciation	(65,220)	(62,828)
Total	$22,850	$22,525

Depreciation expense was $2,340 and $2,220 for the years ended December 31, 2020 and 2019, respectively.

d.     Goodwill and Other Intangible Assets

The Company conducted its annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2020. We identified five goodwill reporting units and four indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset.  Based on the results of our quantitative impairment tests, and consideration of qualitative factors as of our test date and December 31, 2020, no impairments were identified.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2020 and 2019:

	Battery & Energy Products	Communications Systems	Total
Balance – January 1, 2019	$8,616	$11,493	$20,109
Acquisition of SWE	6,534	-	6,534
Effect of foreign currency translation	110	-	110
Balance – December 31, 2019	15,260	11,493	26,753
Effect of foreign currency translation	265	-	265
Balance – December 31, 2020	$15,525	$11,493	$27,018

The composition of intangible assets was:

	December 31, 2020,
	Cost	Accumulated amortization	Net
Trademarks	$3,410	$-	$3,410
Customer relationships	9,171	5,115	4,056
Patents and technology	5,557	5,014	543
Distributor relationships	377	377	0
Trade name	1,524	324	1,200
Total other intangible assets	$20,039	$10,830	$9,209

	December 31, 2019,
	Cost	Accumulated amortization	Net
Trademarks	$3,403	$-	$3,403
Customer relationships	9,080	4,721	4,359
Patents and technology	5,521	4,869	652
Distributor relationships	377	377	-
Trade name	1,511	204	1,307
Total other intangible assets	$19,892	$10,171	$9,721

The change in the cost value of other intangible assets is a result of foreign currency translation effects.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2020	2019
Research and development expense	$124	$130
Selling, general and administrative expense	471	395
Total	$595	$525

Future amortization expense of amortizable intangible assets will be approximately $352, $337, $334, $324 and $324 for the five fiscal years ending December 31, 2021 through 2025, respectively.

Note 6 - Commitments and Contingencies

a.	Legal Matters

On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  At the time of the court order, the settlement funds were held in an escrow account controlled by the court for administrative purposes, and there remained no potential for appeal or reversal of the court order.  Based on all conditions present upon the court order, it was concluded that the net settlement amount was fully realizable.  Accordingly, a gain of $1,593 was recognized and is separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020.  The corresponding amount due is included in prepaid expenses and other current assets as of December 31, 2020.

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of any such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, recognizing that legal matters are subject to inherent uncertainties, there exists the possibility that ultimate resolution of these matters could have a material adverse impact on the Company’s financial position, results of operations or cash flows. We are not aware of any such situations at this time.

b.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

c.	Purchase Commitments

As of December 31, 2020, we have made commitments to purchase approximately $873 of production machinery and equipment.

d.	China

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

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Balance, January 1	$195	$95
Assumed warranty obligations – SWE	-	145
Provision for warranties issued	200	114
Settlements made	(246)	(159)
Balance, December 31	$149	$195

Note 7 - Shareholders' Equity

We recorded non-cash stock compensation expense in each period as follows:

	Year ended December 31,
	2020	2019
Stock options	$838	$623
Restricted stock	105	130
Total	$943	$753

These are more fully discussed as follows:

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

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three-year period and expire on the seventh anniversary of the grant date. As of December 31, 2020, there were 1,143,168 stock options outstanding under the 2014 LTIP and 73,995 stock options outstanding under the 2004 LTIP.

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

All such options in items (i) and (ii) were due to expire on December 30, 2017. On April 19, 2017, the Company’s Board of Directors extended the expiration date to December 30, 2020. All such options in items (i) and (ii) were exercised on November 23, 2020, such that 37,171 shares of common stock were issued by the Company representing the intrinsic value of the options exercised at an average market value of $7.33 of which 26,929 shares were acquired by Mr. Popielec, net of common stock retained by the Company for minimum statutory tax withholding requirements.

All such options in items (iii) and (iv) were due to expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. On July 25, 2018, the Company’s Board of Directors modified the option in item (iii) such that the option will vest immediately upon the Company’s common stock first reaching a closing price $10.00 for 15 trading days in a 30 trading-day period. The option became fully vested during the third quarter of 2018. All such options in items (iii) and (iv) expired December 30, 2020.

As of December 31, 2020, there was $566 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.1 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Risk-free interest rate	0.4%	1.8%
Volatility factor	49%	48%
Weighted average expected life (years)	5.3	5.3
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards for the years ended December 31, 2020 and 2019.

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

The following tables summarize data for the stock options issued by us:

Year ended December 31, 2020
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,541,792	$6.88
Options granted	256,000	6.51
Options exercised	(355,797)	6.08
Options forfeited or expired	(224,332)	9.76
Shares under option – December 31	1,217,163	$6.50	3.97	$1,034
Vested and expected to vest - December 31	1,115,705	$6.39	3.81	$1,034

Options exercisable – December 31	738,452	$5.82	2.79	$1,034

Year ended December 31, 2019
	Number of shares	Weighted average exercise price per share
Shares under option – January 1	1,576,087	$6.58
Options granted	282,500	8.27
Options exercised	(208,881)	4.45
Options forfeited or expired	(107,914)	10.93
Shares under option – December 31	1,541,792	$6.88

Options exercisable – December 31	1,083,581	$6.28

The following table represents additional information about stock options outstanding at December 31, 2020:

			Option outstanding			Options exercisable
Range of exercise prices			Number of outstanding options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$3.71	-	$3.94	204,244	0.81	$3.80	204,244	$3.80
$4.29	-	$5.71	317,667	2.78	4.93	317,667	4.93
$6.24	-	$7.16	267,333	6.13	6.54	13,667	6.87
$8.25	-	$9.96	427,919	5.01	8.92	202,874	9.19

$3.71	-	$9.96	1,217,163	3.97	$6.50	738,452	$5.82

The weighted average fair value of options granted during the years ended December 31, 2020 and 2019 was $2.78 and $3.77, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2020 and 2019 was $427 and $931, respectively.

Cash received from stock option exercises under our stock-based compensation plans for the years ended December 31, 2020 and 2019 was $238 and $930, respectively.

In October 2020, 5,000 shares of restricted stock were awarded to an employee at a weighted-average grant date fair value of $6.08 per share. In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three years. As of December 31, 2020, there was $70 of total unrecognized compensation costs related to outstanding restricted shares, which we expect to recognize over a weighted average period of 1.9 years

There were 249,604 shares of common stock available for future issuance under equity compensation plans as of December 31, 2020.

Note 8 - Income Taxes

For the years ended December 31, 2020 and 2019, we recognized income tax expense of $1,692 and $1,457, respectively.

	Year ended December 31,
	2020	2019
Current:
State	$23	$43
Foreign	283	203
	306	246
Deferred:
Federal	1,673	1,236
Foreign	(287)	(25)
	1,386	1,211
Total income tax provision	$1,692	$1,457

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	12,481	14,579
Tax credit carryforwards	2,070	1,907
Intangible assets	1,352	1,283
Accrued expenses, reserves and other	2,176	2,265
Research and development	984	-
Total deferred tax assets	19,063	20,034
Valuation allowance for deferred tax assets	(1,942)	(1,942)
Net deferred tax assets	17,121	18,092

Deferred tax liabilities:
Property, plant and equipment	(262)	(342)
Intangible assets	(5,538)	(5,087)
Total deferred tax liabilities	(5,800)	(5,429)

Net deferred tax assets	$11,321	$12,663

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	December 31,
	2020	2019

Deferred tax assets	$11,836	$13,222
Deferred tax liabilities	(515)	(559)
	$11,321	$12,663

For financial reporting purposes, income from continuing operations before income taxes is as follows:

	Year ended December 31,
	2020	2019
United States	$6,586	$5,992
Foreign	437	779
	$7,023	$6,771

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year ended December 31,
	2020	2019

Statutory income tax rate	21%	21%
Increase (decrease) in tax provision resulting from:
Equity compensation	4.5	(0.4)
Income tax credits	(2.3)	(0.4)
Foreign tax rates	0.1	(0.5)
Other	0.8	1.8
Effective income tax rate	24.1%	21.5%

As of December 31, 2020, it was concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized on the basis of management’s assessment.  In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including our sustained profitability and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility.  Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2021 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2039.  As of December 31, 2020, our domestic net operating loss carryforwards and general business tax credits were $47,755 and $2,070, respectively.

As of December 31, 2020, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2020, we have not recognized a valuation allowance against our other foreign deferred tax assets.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2020 and 2019.

As of December 31, 2020, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

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

Note 9 – Operating Leases

The Company has operating leases predominantly for operating facilities. As of December 31, 2020, the remaining lease terms on our operating leases range from approximately one year to less than four years. Renewal options not yet exercised and termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Year ended December 31,
	2020	2019
Operating lease cost	$703	$628
Variable lease cost	75	84
Total lease cost	$778	$712

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$688	$611
Right-of-use assets obtained in exchange for lease liabilities:	$875	$1,586

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2020	2019
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,189	$1,866

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$680	$620
Operating lease liability, net of current portion	Other noncurrent liabilities	1,524	1,247
Total operating lease liability		$2,204	$1,867

Weighted-average remaining lease term (years)		3.3	3.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of December 31, 2020 are as follows:

Maturity of Operating Lease Liabilities
2021	$724
2022	693
2023	713
2024	275
Thereafter	-
Total lease payments	$2,405
Less: Imputed interest	(201)
Present value of remaining lease payments	$2,204

Note 10 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the years ended December 31, 2020 and 2019, the Company matched 50% on the first 6% contributed by an employee, or a maximum of 3% of the employee’s income. For 2020 and 2019, we contributed $338 and $319, respectively, to the 401(k) plan.

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

2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$91,907	$15,805	$-	$107,712
Segment contribution	23,400	5,759	(23,458)	5,701
Other income			(1,322)	(1,322)
Income tax expense			1,692	1,692
Non-controlling interest			99	99
Net income attributable to Ultralife				$5,232

Total assets	$85,112	$26,425	$26,164	$137,701
Capital expenditures	$3,031	$-	$70	$3,101
Goodwill	$15,525	$11,493	-	$27,018
Depreciation and amortization of intangible assets	$2,269	$342	$324	$2,935
Stock-based compensation	$446	$155	$342	$943

2019:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$83,996	$22,799	$-	$106,795
Segment contribution	22,813	8,352	(23,797)	7,368
Other expense			597	597
Income tax expense			1,457	1,457
Non-controlling interest			109	109
Net income attributable to Ultralife				$5,205

Total assets	$79,413	$40,458	$24,686	$144,557
Capital expenditures	$5,805	$44	$432	$6,281
Goodwill	$15,260	$11,493	-	$26,753
Depreciation and amortization of intangible assets	$2,104	$364	$277	$2,745
Stock-based compensation	$355	$119	$279	$753

Long-lived assets (comprised of property, plant and equipment; goodwill; and other intangible assets) held outside the U.S., principally in the United Kingdom and China, were $12,456 and $12,414 as of December 31, 2020 and 2019, respectively.

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Year ended December 31, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$91,907	$62,330	$29,577
Communications Systems	15,805	-	15,805
Total	$107,712	$62,330	$45,382
		58%	42%

Year ended December 31, 2019:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$83,996	$59,682	$24,314
Communications Systems	22,799	-	22,799
Total	$106,795	$59,682	$47,113
		56%	44%

U.S. and Non-U.S. Revenue Information1:

Year ended December 31, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$91,907	$49,930	$41,977
Communications Systems	15,805	12,325	3,480
Total	$107,712	$62,255	$45,457
		58%	42%

Year ended December 31, 2019:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$83,996	$42,224	$41,772
Communications Systems	22,799	21,151	1,648
Total	$106,795	$63,375	$43,420
		59%	41%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Note 12 – Impact of COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to meeting the demand of our customers.  As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. For 2020, we have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

COVID-19 adversely impacted our operating results during 2020 primarily as a result of overall disruptions in supply chains impacting both commercial and government/defense markets, revenue declines in oil and gas and international industrial markets, and the approximately one-month closure of our China facility.  This negative impact was partially offset by increased demand for our medical batteries, especially those used in ventilators, respirators and infusion pumps.

The extent to which COVID-19 may further impact our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and actions taken by governments, businesses and individuals in response to the pandemic.  Potential effects of COVID-19 that may adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  Further, we cannot predict all possible adverse effects the COVID-19 pandemic. While we continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, may pose a material risk to our future operating results and financial condition.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Freed Maxick CPAs, P.C., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report, which is included in Part II, Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2021 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports Compliance” and “Corporate Governance” in the Proxy Statement are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation”, “Directors Compensation”, “Employment Arrangements” and “Compensation and Management Committee” in the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,217,163	$6.50	249,604

Equity compensation plans not approved by security holders	-	-	-

Total	1,217,163	$6.50	249,604

See Note 7 in the notes to consolidated financial statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Corporate Governance – General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Form 10-K.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Filed Herewith or Incorporated by Reference from:

2.1

Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein

Exhibit 10.1 of the Form 8-K filed on May 2, 2019
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
4.2	Description of Registrant’s Securities	Exhibit 4.2 of the Form 10-K/A for the year ended December 31, 2019, filed April 28, 2020
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.2†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.3†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.4†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.5†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.6†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.7†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.8†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235

10.9†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.10†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.11†	Amendment No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.12	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017
10.13	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of the Form 8-K filed on May 2, 2019
21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick CPAs, P.C.	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and December 31, 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: February 4, 2021	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 4, 2021	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 4, 2021	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: February 4, 2021	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: February 4, 2021	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: February 4, 2021	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: February 4, 2021	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)