Form 10-K/A
period 2020-12-31
ULTRALIFE CORP
filed 2021-03-26
CIK 875657

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

Commission file number 0-20852
ULTRALIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	16-1387013 (I.R.S. Employer Identification No.)

2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	(315) 332-7100 (Registrant's telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of March 25, 2021, the registrant had 15,994,606 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2020 as originally filed with the Securities and Exchange Commission on February 4, 2021 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about May 31, 2021 as we are holding our 2021 Annual Stockholders’ Meeting (the “Meeting”) on July 21, 2021.

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

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael D. Popielec	59
Mr. Popielec has served as our President and Chief Executive Officer and as a director of the Company since December 30, 2010. Mr. Popielec has over 30 years’ experience in growing domestic and international industrial businesses. Prior to joining us, Mr. Popielec operated his own management consulting business from 2009 to 2010 and was Group President, Applied Technologies from 2008 to 2009 and Group President, Diversified Components from 2005 to 2007 at Carlisle Companies, Inc., a $2.5 billion diversified global manufacturer. Prior to that, from 2003 to 2005, he held various positions, including Chief Operating Officer, Americas, for Danka Business Systems, PLC. From 1985 to 2002, Mr. Popielec held positions of increasing responsibility at General Electric Company, culminating in his serving as a GE corporate officer and as President and Chief Executive Officer of GE Power Controls, the European arm of GE Industrial Systems. Mr. Popielec has a B.S. in Mechanical Engineering from Michigan State University. We believe Mr. Popielec’s service as a member of our Board of Directors is appropriate because of his position as President and Chief Executive Officer of the Company.

Thomas L. Saeli	64
Mr. Saeli has been a director of the Company since March 2010.  Since 2011, Mr. Saeli has served as the Chief Executive Officer and a director of JRB Enterprises, a diversified manufacturer of primarily commercial low slope roofing systems.  From 2009 to 2011, Mr. Saeli was a consultant to international corporate clients on matters involving business development strategies, acquisitions and operations.  He previously served as Chief Executive Officer and a member of the board of directors of Noble International, Ltd., an international automotive supplier.  Prior to that, Mr. Saeli was Vice President of Corporate Development for Lear Corporation, an international automotive supplier.  Mr. Saeli has served on boards of various privately held businesses and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business.  We believe Mr. Saeli’s service as a member of our Board of Directors is appropriate because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	64
Mr. Shaw has been a director of the Company since June 2010.  Since 2015 he has been a consultant for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses. Since 2015 as well, he has been a senior advisor to Hornblower Group, the world's largest operator of excursion vessels, plus Seaward Services and the American Queen Steamboat Company.  Mr. Shaw has served as President of the largest dining and excursion boat operator in the United States, with over 100 vessels.  He has been President of a large mechanical contracting company specializing in the federal government and healthcare markets.  Mr. Shaw served in the US Marine Corps as an infantry Captain, has an MBA degree from Harvard University and an engineering BS degree from Cornell University.  We believe Mr. Shaw’s service as a member of our Board of Directors is appropriate because of his management expertise and experience as an executive officer.

Ranjit C. Singh	68
Mr. Singh has been a director of the Company since August 2000 and served as Chair of our Board of Directors from December 2001 to June 2007. Mr. Singh is currently the Chief Executive Officer of CSR Consulting Group, which provides business and technology consulting services, a position that he has held since 2008. He previously served as President and Chief Executive Officer of Aptara, a content outsourcing services company, from February 2003 until July 2008. Prior to that, he was President and Chief Operating Officer of ContentGuard, which develops and markets digital property rights software. Before joining ContentGuard, Mr. Singh worked for Xerox as a corporate Senior Vice President responsible for the software and services businesses. Mr. Singh has a BS and MS in Electrical Engineering from University of Bath, England and an MBA from WPI. We believe Mr. Singh’s service as a member of our Board of Directors is appropriate because of his experience as an executive of and advisor to growing technology-based companies, his familiarity with international operations and his expertise in mergers and acquisitions.

Bradford T. Whitmore	63
Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 34.6% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. We believe Mr. Whitmore’s service as a member of the Board of Directors is appropriate because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for fiscal 2020 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Other than for Mr. Popielec, whose information is set forth with the other directors standing for election, certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	66
Mr. Fain was appointed as our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. Before his appointment as Chief Financial Officer, he served as Vice President of Business Development, having joined us in February 2008. Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA (“Luxottica”). Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the world’s most sought-after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his B.A. in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

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

Our Board of Directors has determined that all but one of our directors, Michael D. Popielec, who serves as our President and Chief Executive Officer, are “independent” for purposes of listing standards of The NASDAQ Stock Market (“NASDAQ”) applicable to the Corporate Development and Governance Committee and the Compensation and Management Committee. In addition, our Board of Directors has determined that all but two of our directors, Michael D. Popielec and Bradford T. Whitmore, our Board Chair, are independent for purposes of NASDAQ listing standards applicable to the Audit and Finance Committee. We believe that the segregation of the roles of Board Chair from that of the President and Chief Executive Officer ensures better overall governance of our Company and provides meaningful checks and balances regarding our overall performance. This structure allows our President and Chief Executive Officer to focus on our business while the Board Chair leads our Board of Directors in establishing corporate policy and enhancing our governance structure and practices.

Our Board of Directors has three standing committees: the Audit and Finance Committee, the Corporate Development and Governance Committee, and the Compensation and Management Committee. During 2020, our Board of Directors held four meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2020, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

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

Our Board of Directors has determined that all of the directors who serve on these committees are “independent” for purposes of NASDAQ listing standards, and that the members of the Audit and Finance Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors based these determinations primarily on a review of the responses of the directors to questions regarding employment, compensation history, affiliations and family and other relationships, and on follow-up discussions with directors.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will appoint members of the committees and designate Chairs of those committees from among those individuals elected at the 2021 Annual Meeting of Stockholders to serve on our Board of Directors until the 2022 Annual Meeting of Stockholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Robert W. Shaw II and Ranjit C. Singh. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm. The committee meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2020.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Thomas L. Saeli and Robert W. Shaw II. Mr. Saeli was appointed as a member of the Corporate Development and Governance Committee effective July 21, 2020. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2020.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Thomas L. Saeli and Ranjit C. Singh. Mr. Singh was appointed as a member of the Compensation and Management Committee effective July 21, 2020. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2020.

Stockholder Recommendations and Standards for Director Nominations

As noted above, the Corporate Development and Governance Committee considers and establishes procedures regarding recommendations for nomination to our Board of Directors, including nominations submitted by stockholders. Such recommendations, if any, should be sent to our Corporate Secretary, Attn: Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. Any recommendations submitted to the Corporate Secretary should be in writing and should include any material the stockholder considers appropriate in support of that recommendation, but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director, should he or she be elected. The Corporate Development and Governance Committee evaluates all potential candidates in the same manner, regardless of the source of the recommendation.

The Corporate Development and Governance Committee reviews the credentials of potential director candidates, including those recommended by stockholders, in making a determination whether to conduct a full evaluation of a candidate. The Corporate Development and Governance Committee considers the composition, size and diversity of the existing Board of Directors, along with other factors such as any anticipated vacancies due to retirement or other reasons and the Company’s need for a person with specific skills, experiences or attributes, in making its determination to conduct a full evaluation of a candidate. As part of the full evaluation process, the Corporate Development and Governance Committee may conduct interviews, obtain additional background information and conduct reference checks of candidates. The Corporate Development and Governance Committee may also ask the candidate to meet with management and other members of our Board of Directors.

In evaluating a director candidate, our Board of Directors, with the assistance of the Corporate Development and Governance Committee, considers a variety of factors that would qualify the candidate to serve as a director. The criteria for selection to our Board of Directors, as described in our Corporate Governance Principles, include character and leadership skills; general business acumen and executive experience; knowledge of strategy, finance and relations between business and government; and internal business operations – all to ensure an active and diverse Board of Directors whose members work well together and possess the collective knowledge and expertise required to meaningfully contribute as directors. Our Corporate Development and Governance Committee reviews the qualifications of director candidates with those of our current directors to augment and complement the skills, experiences and attributes of our current Board members. The Company is committed to a Board of Directors comprised of individuals with diverse backgrounds, skills and experiences.

Annual Meeting Attendance

Our policy is that all of the directors, absent special circumstances, should participate in our Annual Meeting of Stockholders, either in person or telephonically. All directors participated in last year’s Annual Meeting of Stockholders.

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2020. In addition, our standing committees meet in executive session on a regular basis.

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

Risk Management

Our management team is responsible for assisting the Corporate Development and Governance Committee in its assessment of our exposure to risks associated with the conduct of business. We have an enterprise risk management process to identify, assess and manage the most significant risks facing our Company. Our Corporate Development and Governance Committee has overall responsibility to review management’s risk management process, including the policies and guidelines used by management to identify, assess and manage our exposure to risk. Our Audit and Finance Committee has oversight responsibility for financial risks and other risks that could have a material impact on our Company. Our management reviews these financial risks with our Audit and Finance Committee regularly and reviews the risk management process, as it affects financial risks, with our Audit and Finance Committee on an on-going basis. Based upon this risk assessment and management process, the Board may recommend changes to the operations of the Company to reduce risk.

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

ITEM 11.         EXECUTIVE COMPENSATION

Director Compensation

We presently use cash compensation to attract and retain qualified candidates to serve on our Board of Directors. Our practice is to survey our peer group companies, generally consisting of like-sized micro-cap companies and/or public companies in our industry, periodically to ascertain whether our overall director compensation is appropriate and balanced. If we perceive that there has been a major change in our Company or the market, we may alter the time between surveys. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties to us, the skill-level required by members of our Board of Directors, and, based on publicly available data, the compensation paid to directors in similar sized organizations in our industry. Our program is designed to deliver annual director compensation at the median levels of director compensation for companies in similar industries and of similar size. Our annual director compensation period runs from July 1 to June 30.

Annual Retainers

Each non-employee director will receive an annual cash retainer of $70,040, except for the Board Chair, who will receive an annual cash retainer of $103,000 for the period July 1, 2020 through June 30, 2021. Each non-employee director received an annual cash retainer of $70,040, except for the Board Chair, who received an annual cash retainer of $103,000 for the period July 1, 2019 through June 30, 2020. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2020 to June 30, 2021:

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

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2020, we paid our non-employee directors an aggregate $393,710.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2020.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	(1)	(2)	(3)	(4)	(5)	(6)
Thomas L. Saeli	96,175	-	-	-	-	-	96,175
Robert W. Shaw II	97,590	-	-	-	-	-	97,590
Ranjit C. Singh	96,945	-	-	-	-	-	96,945
Bradford T. Whitmore	103,000	-	-	-	-	-	103,000
	393,710	-	-	-	-	-	393,710

(1)	Amounts shown represent cash compensation earned during for 2020. Amounts may differ from amounts paid in 2020 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2020 or outstanding at December 31, 2020.

(3)	There were no option awards granted to our non-employee directors during 2020 or outstanding at December 31, 2020.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2020.

(5)	There were no non-qualified deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2020.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2020.

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

Executive Officer Compensation

This Amendment No. 1 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2020.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis (“CD&A”) and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2020 and 2019:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Michael D. Popielec, President and	2020	531,761	72,088	-	111,084	21,618	736,551
Chief Executive Officer	2019	526,579	93,255	-	169,895	21,058	810,786
Philip A. Fain, Chief Financial Officer,	2020	338,713	30,612	-	55,542	13,342	438,209
Treasurer and Secretary	2019	335,433	46,861	-	94,386	13,342	490,021

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

(3)	There were no stock awards other than stock options granted during fiscal years 2020 and 2019.

(4)
Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020 and December 31, 2019, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)

Michael D. Popielec	2020	8,400	13,218	21,618
	2019	8,400	12,658	21,058
Philip A. Fain	2020	8,400	4,942	13,342
	2019	8,400	4,942	13,342

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

In 2020, Mr. Popielec and Mr. Fain informed the Compensation and Management Committee, that they would voluntarily forego any base salary increases for 2020 although they were eligible for increases based on a number of factors including individual and Company performance.

In April 2019, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Popielec ($516,273 to $531,761) and 3.0% for Mr. Fain ($328,848 to $338,713). The salary increases were approved by the Committee based on a number of factors including individual and Company performance.

Short-Term Incentive Plan

Our Compensation and Management Committee establishes a STIP each fiscal year to provide our executive officers an opportunity to earn an annual cash award in addition to their base salaries. The STIP is designed to place “at risk” a significant portion of the annual total cash compensation of our executive officers to incentivize them to achieve our short-term financial objectives while making progress toward our longer-term goals. Generally, the STIP target levels are set such that, assuming achievement of pre-established performance metrics, the combined annual base salary and STIP award for our executive officers will be at or near the 50th percentile for executive officers at the companies in our peer group.

For 2020, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2020 were consolidated operating profit and revenue goals of $9.4 million and $122.3 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 78% of the operating profit goal or less than 85% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 78% to 100% of the operating profit goal and achievement of 85% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 125% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2020 financial performance, Messrs. Popielec and Fain earned STIP awards for 2020 of $72,088 and $30,612, respectively, which were paid in February 2021.

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

Based on our 2019 financial performance, Messrs. Popielec and Fain earned STIP awards for 2019 of $63,255 and $26,861, respectively, which were paid in February 2020. In addition, at the recommendation of the Compensation and Management Committee, the Board of Directors approved discretionary bonuses of $30,000 and $20,000 for Mr. Popielec and Mr. Fain, respectively, which were paid in February 2020 for their roles in the 2019 acquisition and integration of Southwest Electronic Energy Corporation.

Long-Term Incentive Plan

Stock options and other equity awards are used to align the interests of our executive officers with those of our stockholders by incentivizing our executive officers to achieve long-term growth and sustainable stockholder value.

Refer to “Outstanding Equity Awards” below for stock options granted during 2020 and 2019. There were no other equity-based awards granted to our executive officers during 2020 and 2019.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2020 and 2019, the Company matched 50% on the first 6% of an employee’s eligible contributions.

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

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2020 for our executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unearned (#)	Option Exercise Price ($)	Option Expiration Date
Michael D. Popielec	40,000	-		-	3.7103	3/3/2022
	20,000	-		-	3.7876	3/5/2022
	40,000			-	4.2902	6/1/2023
	26,667	13,333	(1)	-	9.8514	4/18/2025
	15,000	30,000	(2)	-	8.2523	7/23/2026
	-	40,000	(3)	-	6.5062	4/22/2027
Philip A. Fain	70,000			-	3.9384	3/4/2021
	30,000	-		-	3.7103	3/3/2022
	20,000	-		-	4.2902	6/1/2023
	20,000	-		-	5.7075	4/19/2024
	13,334	6,666	(4)	-	9.8514	4/18/2025
	8,334	16,666	(5)	-	8.2523	7/23/2026
	-	20,000	(6)	-	6.5062	4/22/2027

(1)
On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on April 18, 2019 and 13,333 shares on April 18, 2020, and will vest with respect to 13,333 shares on April 18, 2021.

(2)
On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 45,000 shares of our common stock. This option vested with respect to 15,000 shares on July 23, 2020 and will vest with respect to 15,000 shares on July 23, 2021 and 15,000 shares on July 23, 2022.

(3)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option will vest with respect to 13,334 shares on April 22, 2021, 13,333 shares on April 22, 2022 and 13,333 shares on April 23, 2023.

(4)
On April 18, 2018, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 18, 2019 and 6,667 shares on April 18, 2020 and will vest with respect to 6,666 shares on April 18, 2021.

(5)
On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 25,000 shares of our common stock. This option vested with respect to 8,334 shares on July 23, 2020 and will vest with respect to 8,333 shares on July 23, 2021 and 8,333 shares on July 23, 2022.

(6)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option will vest with respect to 6,667 shares on April 22, 2021, 6,667 shares on April 22, 2022 and 6,666 shares on April 23, 2023.

There were no other equity awards outstanding at December 31, 2020 for our executive officers.

Option Exercises

The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2020 for our executive officers.

Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
Michael D. Popielec	26,929	197,390

(1)
Represents shares of the Company’s common stock acquired on November 23, 2020 upon the exercise of options for 300,000 shares of common stock otherwise expiring on December 30, 2020, net of shares of common stock having a fair market value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(2)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2004 LTIP.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010. Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment. Mr. Popielec is also eligible to receive an annual cash bonus under our STIP if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation and Management Committee no later than January 31 of the year for which the bonus applies. The bonus goals and payout ranges for 2019 and 2020 are set forth above beginning on Page 13.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock. Certain of the options granted were conditional and subject to stockholder approval to increase the number of shares available under our Restated 2004 LTIP (“2004 LTIP”). Stockholder approval of this increase was obtained in June 2011. All options awarded to Mr. Popielec pursuant to the terms of his employee agreement were exercised or expired as of December 31, 2020. Mr. Popielec is eligible for additional stock option grants on recommendation of the Compensation and Management Committee. Refer to the Outstanding Equity Awards section above beginning on Page 14.

Mr. Popielec is also entitled to receive the retirement benefits, perquisites and other personal benefits described under the sections above entitled “Retirement Benefits” and “Perquisites and Other Personal Benefits”.

The employment agreement provides that Mr. Popielec’s employment is “at will.” Mr. Popielec is entitled to certain severance benefits if we terminate his employment without Business Reasons or a Constructive Termination occurs (as those terms are defined in the employment agreement), including: (i) salary continuation for a period of 12 months following the termination date; (ii) a pro rata amount (calculated on a per diem basis) of the full-year bonus which Mr. Popielec would have earned for the calendar year in which the termination of employment occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards to the extent that the outstanding options and other equity awards would otherwise have vested no more than 18 months after the date of termination, and all such options and other equity awards shall remain exercisable for one year following the termination date or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 12 months after the termination date followed by 18 months of executive-paid COBRA eligibility. In addition, if we terminate the employment of Mr. Popielec within 12 months following the occurrence of a Change in Control, without Business Reasons or if a Constructive Termination occurs, then Mr. Popielec shall be entitled to receive: (i) any earned but unpaid salary, any unpaid bonus from the prior year plus an amount equal to 18 months of his base salary as then in effect, payable immediately upon the termination date; (ii) one and one-half times his target bonus for the calendar year in which the termination date occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards, which are to remain exercisable for 18 months following the termination date, or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 24 months after the termination date. To the extent the vesting and/or accelerated payment of outstanding stock options would subject Mr. Popielec to the imposition of tax and/or penalties under Section 409A of the Internal Revenue Code, the vesting and/or payment of such stock options and other equity shall be delayed to the extent necessary to avoid the imposition of such tax and/or penalties. The employment agreement also provides for the continuation of certain benefits in the event Mr. Popielec’s employment is terminated for Disability (as defined in the employment agreement) or by his death. Mr. Popielec has also executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

We do not have an employment agreement with Mr. Fain. Mr. Fain has executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

Retirement Benefits and Potential Payments upon Termination, Change in Control or Retirement

The only arrangement that we maintain that provides for retirement benefits is our tax-qualified defined contribution 401(k) plan. The material terms of our tax-qualified defined contribution 401(k) plan are summarized above under the heading “Retirement Benefits.”

All of the potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the 2004 LTIP and 2014 LTIP. The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements”. On June 18, 2018, the Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the 2004 LTIP and 2014 LTIP). On October 18, 2018, the Committee unanimously approved a modification to the retirement policy whereby an executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired.

Stock Ownership Guidelines

In order to better align the interests of our executive officers and stockholders, the Compensation and Management Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2020, the Compensation and Management Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $7.82 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2020 divided by the total shares traded for such two-year period. Each year the Compensation and Management Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after-tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 15,994,606 shares issued and outstanding as of March 25, 2021.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 1603 Orrington Avenue, Suite 900 Evanston, IL 60201	5,538,073	34.6%

Dimensional Fund Advisors LP (2) Building One 6300 Bee Cave Road Austin, TX 78746	1,097,073	6.9%

Visionary Wealth Advisors (3) 1405 North Green Mount Rd., Suite 500 O’Fallon, IL 62208	860,235	5.4%

(1)
Based on information contained in a Schedule 13D/A (Amendment No. 8) dated November 6, 2020 as filed by Grace Brothers, LP; BRO-GP, LLC; Bradford T. Whitmore; and SUNRAY I, LLC with the SEC on that same date, Mr. Whitmore individually and as manager and sole voting member of SUNRAY I, LLC, a Delaware limited liability company, and as sole managing member of BRO-GP, LLC, a Delaware limited liability company and general partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 5,538,073 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 5,019,457 of such shares, of which 4,452,283 are held in the name in SUNRAY I, LLC, and shared voting and dispositive power (with Grace Brothers, LP and BRO-GP, LLC) with respect to 518,616 of such shares.

(2)
Based on information contained in a Schedule 13G/A dated February 16, 2021 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2020, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Schedule 13G/A reported that Dimensional Fund Advisors LP had sole voting power as to 1,066,160 shares of common stock and sole dispositive power as to 1,097,073 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

(3)
Based on information contained in a Schedule 13G dated February 16, 2021 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on February 17, 2021 to report beneficial ownership of shares of the Company’s common stock as of December 31, 2020, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 6,000 shares of common stock and shared dispositive power as to 860,235 shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of March 25, 2021 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael D. Popielec	465,551 (3)	2.9% (4)
Thomas L. Saeli	60,446	*
Robert W. Shaw II	57,750	*
Ranjit C. Singh	79,801	*
Bradford T. Whitmore	5,538,073 (5)	34.6%
Philip A. Fain	223,161 (6)	1.4% (7)
All Directors and Executive Officers as a group (6 persons)	6,424,782 (8)	39.5% (9)

*Less than 1%

(1)
Except as otherwise indicated, the stockholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such stockholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which directors and executive officers directly or indirectly have or share voting or investment power are included as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options within 60 days, which shares are referred to in the footnotes to this table as “shares of common stock subject to options that may be exercised.”

(2)	Except as otherwise indicated, computations are based on 15,994,606 shares outstanding as of March 25, 2021.

(3)
The number of shares deemed to be beneficially owned consists of 297,217 shares of common stock held by Mr. Popielec as of March 25, 2021, or 1.9% of common stock outstanding as of that date, and 168,334 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(4)
Computed based on 16,162,940 shares of common stock deemed outstanding, which consists of 15,994,606 shares of common stock outstanding as of March 25, 2021 and 168,334 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(5)	See “Security Ownership of Certain Beneficial Owners” above.

(6)
The number of shares deemed to be beneficially owned consists of 118,160 shares of common stock held by Mr. Fain as of March 25, 2021, or less than 1% of common stock outstanding as of that date, and 105,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(7)
Computed based on 16,099,607 shares of common stock deemed outstanding, which consists of 15,994,606 shares of common stock outstanding as of March 25, 2021 and 105,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(8)
The number of shares deemed to be beneficially owned consists of 6,151,447 shares of common stock held by all directors and executive officers as a group as of March 25, 2021, or 38.5% of common stock outstanding as of that date, and 273,335 shares of common stock subject to options that may be exercised within 60 days.

(9)
Computed based on 16,267,941 shares of common stock deemed outstanding, which consists of 15,994,606 shares of common stock outstanding as of March 25, 2021 and 273,335 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2020.

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

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics. The Committee then either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2020 and 2019, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this Amendment No. 1.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2020 and 2019.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2020 and 2019 were:

	2020	2019
Audit Fees	$381,205	$389,785
Audit - Related Fees	8,000	8,000
Tax Fees	-	14,000
Total Fees	$389,205	$411,785

Audit Fees

Audit fees were for professional services rendered for the audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees for 2020 include fees attributable to the first-year attestation of internal controls over financial reporting for Southwest Electronic Energy Corporation (“SWE”) acquired by the Company in May 2019. Audit fees for 2019 include fees attributable to business combination accounting and reporting and first year substantive audit fees relating to SWE.

Audit-Related Fees

Audit-related fees were for the annual audits of our 401(k) defined contribution plan.

Tax Fees

Tax fees were attributable to due diligence performed in connection with the Company’s acquisition of SWE in 2019.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements: Previously filed with Form 10-K for the year ended December 31, 2020, as filed on February 4, 2021.

3.	Exhibits:

See the Exhibit Index below.

EXHIBIT INDEX

Exhibit Index	Exhibit Description	Incorporated by Reference from:

2.1
Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein
Exhibit 10.1 of the Form 8-K filed on May 2, 2019
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3(ii) of the Form 8-K filed June 4, 2014
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
4.2	Description of Registrants Securities	Exhibit 4.2 of the Form 10-K/A for the year ended December 31, 2019, filed April 28, 2020
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.2†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.3†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.4†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.5†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.6†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.7†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.8†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.9†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.10†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.11†	Amendment No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.12	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017
10.13	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of the Form 8-K filed on May 2, 2019

21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	906 Certifications	Furnished with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
101.DEF	Inline XBRL Taxonomy Definition Document	Filed with Form 10-K for the year ended December 31, 2020, filed February 4, 2021
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 26, 2021	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2021	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 26, 2021	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 26, 2021	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 26, 2021	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 26, 2021	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 26, 2021	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)