Form 10-Q
period 2021-03-31
ULTRALIFE CORP
filed 2021-04-29
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization) 2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	16-1387013 (I.R.S. Employer Identification No.) (315) 332-7100 (Registrant’s telephone number, including area code:)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of April 27, 2021, the registrant had 15,996,772 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1

	Consolidated Statements of Income and Comprehensive Income for the Three-Month Periods Ended March 31, 2021 and March 31, 2020	2

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2021 and March 31, 2020	3

	Consolidated Statements of Changes in Shareholders’ Equity for the Three-Month Periods Ended March 31, 2021 and March 31, 2020	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
Current assets:
Cash	$13,662	$10,653
Trade accounts receivable, net of allowance for doubtful accounts of $315 and $317, respectively	19,156	21,054
Inventories, net	27,856	28,193
Prepaid expenses and other current assets	2,846	4,596
Total current assets	63,520	64,496
Property, plant and equipment, net	22,946	22,850
Goodwill	27,061	27,018
Other intangible assets, net	9,077	9,209
Deferred income taxes, net	11,652	11,836
Other noncurrent assets	2,134	2,292
Total Assets	$136,390	$137,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,141	$10,839
Current portion of long-term debt, net	993	1,361
Accrued compensation and related benefits	1,404	1,748
Accrued expenses and other current liabilities	4,097	4,758
Total current liabilities	16,635	18,706
Deferred income taxes	504	515
Other noncurrent liabilities	1,390	1,557
Total liabilities	18,529	20,778

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,416,511 shares at March 31, 2021 and 20,373,519 shares at December 31, 2020; outstanding – 15,994,606 shares at March 31, 2021 and 15,959,984 shares at December 31, 2020	2,042	2,037
Capital in excess of par value	185,674	185,464
Accumulated deficit	(46,927)	(47,598)
Accumulated other comprehensive loss	(1,679)	(1,782)
Treasury stock - at cost; 4,421,905 shares at March 31, 2021 and 4,413,535 shares at December 31, 2020	(21,380)	(21,321)
Total Ultralife Corporation equity	117,730	116,800
Non-controlling interest	131	123
Total shareholders’ equity	117,861	116,923

Total liabilities and shareholders’ equity	$136,390	$137,701

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In Thousands except per share amounts) (Unaudited)

	Three-month period ended
	March 31, 2021	March 31, 2020

Revenues	$25,973	$25,814
Cost of products sold	18,995	18,480
Gross profit	6,978	7,334

Operating expenses:
Research and development	1,647	1,548
Selling, general and administrative	4,379	4,301
Total operating expenses	6,026	5,849

Operating income	952	1,485

Other (expense) income:
Interest and financing expense	(56)	(174)
Miscellaneous income	-	82
Total other expense	(56)	(92)

Income before income taxes	896	1,393
Income tax provision	217	319

Net income	679	1,074

Net income attributable to non-controlling interest	(8)	(15)

Net income attributable to Ultralife Corporation	671	1,059

Other comprehensive gain (loss):
Foreign currency translation adjustments	103	(807)

Comprehensive income attributable to Ultralife Corporation	$774	$252

Net income per share attributable to Ultralife common shareholders – basic	$.04	$.07

Net income per share attributable to Ultralife common shareholders – diluted	$.04	$.07

Weighted average shares outstanding – basic	15,973	15,875
Potential common shares	179	212
Weighted average shares outstanding - diluted	16,152	16,087

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three-month period ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES:
Net income	$679	$1,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	730	579
Amortization of intangible assets	154	149
Amortization of financing fees	26	12
Stock-based compensation	184	230
Deferred income taxes	168	242
Proceeds from litigation settlement	1,593	-
Changes in operating assets and liabilities:
Accounts receivable	1,952	(5,764)
Inventories	367	596
Prepaid expenses and other assets	225	604
Accounts payable and other liabilities	(2,175)	1,913
Net cash provided by (used in) operating activities	3,903	(365)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(489)	(565)
Proceeds from sale of equipment	-	120
Net cash used in investing activities	(489)	(445)

FINANCING ACTIVITIES:
Payment of credit facilities	(393)	(343)
Proceeds from exercise of stock options	31	29
Tax withholdings on stock-based awards	(58)	(8)
Net cash used in financing activities	(420)	(322)

Effect of exchange rate changes on cash	15	(164)

INCREASE (DECREASE) IN CASH	3,009	(1,296)

Cash, Beginning of period	10,653	7,405
Cash, End of period	$13,662	$6,109

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					1,059		15	1,074
Stock option exercises	7,633	1	28					29
Stock-based compensation – stock options			192					192
Stock-based compensation – restricted stock	5,833		38					38
Tax withholdings on restricted stock		1				(8)		(7)
Foreign currency translation adjustments				(807)				(807)
Balance – March 31, 2020	20,281,516	$2,028	$184,550	$(3,338)	$(51,771)	$(21,239)	$39	$110,269

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					671		8	679
Stock option exercises	37,159	4	27			(52)		(21)
Stock-based compensation – stock options			163					163
Stock-based compensation –restricted stock			21					21
Restricted stock vesting and tax withholdings	5,833	1	(1)			(7)		(7)
Foreign currency translation adjustments				103				103
Balance – March 31, 2021	20,416,511	$2,042	$185,674	$(1,679)	$(46,927)	$(21,380)	$131	$117,861

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2020.

The December 31, 2020 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Recently Adopted Accounting Guidance

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. Adoption of the new standard did not materially impact the Company’s consolidated financial statements.

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

2.	DEBT

On May 1, 2019, Ultralife, Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), as borrowers, entered into the First Amendment Agreement (the “First Amendment Agreement”) with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement by and among Ultralife and KeyBank dated May 31, 2017 (the “Credit Agreement”, and together with the First Amendment Agreement, the “Amended Credit Agreement”).

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

As of March 31, 2021, the Company had $1,081 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the consolidated balance sheet, and no amounts outstanding on the Revolving Credit Facility. As of March 31, 2021, total unamortized debt issuance costs of $88 associated with the Amended Credit Agreement, including placement, renewal and legal fees, are classified as a reduction of the current portion of long-term debt on the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the remaining term of the Credit Facilities.

The Company is required to repay the borrowings under the Term Loan Facility in sixty (60) equal consecutive monthly payments which commenced on May 31, 2019, in arrears, together with applicable interest.  All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on April 30, 2024.  All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 31, 2022.  The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions.  The Company made voluntary prepayments of $4,200 during the year ended December 31, 2020. No other voluntary prepayments have been made as of March 31, 2021.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement.  The Company was in full compliance with its covenants under the Amended Credit Agreement as of March 31, 2021.

Borrowings under the Credit Facilities are secured by substantially all the assets of the Company.  Availability under the Revolving Credit Facility is subject to certain borrowing base limits based on receivables and inventories.

Interest will accrue on outstanding indebtedness under the Credit Facilities at the Base Rate or the Overnight LIBOR Rate, as selected by the Company, plus the applicable margin.  The Base Rate is the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 50 basis points, and (c) the Overnight LIBOR Rate plus 100 basis points.  The applicable margin ranges from zero (0) to negative 50 basis points for the Base Rate and from 185 to 215 basis points for the Overnight LIBOR Rate and are determined based on the Company’s senior leverage ratio.

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

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Ultralife by the weighted average shares outstanding during the period.  Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.  For the three-month period ended March 31, 2021, 459,650 stock options and 20,832 restricted stock awards were included in the calculation of diluted EPS as such securities are dilutive.  Inclusion of these securities resulted in 178,781 additional shares in the calculation of fully diluted earnings per share.  For the comparable three-month period ended March 31, 2020, 878,408 stock options and 25,833 restricted stock awards were included in the calculation of diluted EPS resulting in 211,286 additional shares in the calculation of fully diluted earnings per share. There were 668,917 and 653,500 outstanding stock options for the three-month periods ended March 31, 2021 and March 31, 2020, respectively, which were not included in diluted EPS as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2021 and December 31, 2020. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	March 31,	December 31,
	2021	2020
Cash	$13,574	$10,562
Restricted cash	88	91
Total	$13,662	$10,653

As of March 31, 2021 and December 31, 2020, restricted cash included $88 and $91, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2021	2020
Raw materials	$16,724	$17,277
Work in process	3,080	3,411
Finished goods	8,052	7,505
Total	$27,856	$28,193

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Land	$1,273	$1,273
Buildings and leasehold improvements	15,396	15,393
Machinery and equipment	61,413	61,048
Furniture and fixtures	2,286	2,235
Computer hardware and software	7,102	6,894
Construction in process	1,420	1,227
	88,890	88,070
Less: Accumulated depreciation	(65,944)	(65,220)
Property, plant and equipment, net	$22,946	$22,850

Depreciation expense for property, plant and equipment was $730 and $579 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2021.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2020	$15,525	$11,493	$27,018
Effect of foreign currency translation	43	-	43
Balance – March 31, 2021	$15,568	$11,493	$27,061

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2021
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,410	$-	$3,410
Customer relationships	9,193	5,215	3,978
Patents and technology	5,567	5,051	516
Distributor relationships	377	377	0
Trade name	1,527	354	1,173
Total other intangible assets	$20,074	$10,997	$9,077

	at December 31, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,410	$-	$3,410
Customer relationships	9,171	5,115	4,056
Patents and technology	5,557	5,014	543
Distributor relationships	377	377	0
Trade name	1,524	324	1,200
Total other intangible assets	$20,039	$10,830	$9,209

The change in the cost of total intangible assets from December 31, 2020 to March 31, 2021 is a result of the effect of foreign currency translations.

Amortization expense for intangible assets was $154 and $149 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively. Amortization included in research and development expenses was $33 and $31 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively. Amortization included in selling, general and administrative expenses was $121 and $118 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2021	2020
Stock options	$163	$192
Restricted stock grants	21	38
Total	$184	$230

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2021, there was $407 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,217,163	$6.50
Granted	-	-
Exercised	(76,599)	4.00
Forfeited or expired	(11,997)	7.00
Outstanding at March 31, 2021	1,128,567	$6.66	3.98	$2,101
Vested and expected to vest at March 31, 2021	1,029,341	$6.56	3.83	$2,019
Exercisable at March 31, 2021	658,855	$6.04	2.85	$1,659

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2021 and March 31, 2020 was $31 and $29, respectively.

In October 2020, 5,000 shares of restricted stock were awarded to an employee at a weighted-average grant date fair value of $6.08 per share. In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to these restricted shares was $50 at March 31, 2021, which is expected to be recognized over a weighted average period of 1.8 years.

6.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2021 and March 31, 2020 was 24.2% and 22.9%, respectively. The period-over-period change was primarily attributable to the geographic mix of earnings.

As of December 31, 2020, we have domestic net operating loss (“NOL”) carryforwards of $47,755, which expire 2021 thru 2035, and domestic tax credits of $2,070, which expire 2028 thru 2039, available to reduce future taxable income.  As of March 31, 2021, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2021, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.  There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2021, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2021, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2021 and December 31, 2020.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  In August 2020, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for 2016-2018 with no material adjustments identified.  Our U.S. tax matters for 2019 and 2020 remain subject to IRS examination.  Our U.S. tax matters for 2001, 2002, 2005-2007 and 2011-2015 also remain subject to IRS examination due to the remaining availability of NOL carryforwards generated in those years. Our U.S. tax matters for 2001, 2002, 2005-2007 and 2011-2020 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2010 through 2020 remain subject to examination by the respective foreign tax jurisdiction authorities.

7.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2021, the remaining lease terms on our operating leases range from less than one year to less than four years. Renewal options not yet exercised and termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2021	2020
Operating lease cost	$187	$168
Variable lease cost	19	18
Total lease cost	$206	$186

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$164
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,031	$2,189

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$679	$680
Operating lease liability, net of current portion	Other noncurrent liabilities	1,373	1,524
Total operating lease liability		$2,052	$2,204

Weighted-average remaining lease term (years)		3.1	3.3

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of March 31, 2021 are as follows:

Maturity of Operating Lease Liabilities
2021	$544
2022	695
2023	714
2024	276
Total lease payments	2,229
Less: Imputed interest	(177)
Present value of remaining lease payments	$2,052

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2021, we have made commitments to purchase approximately $919 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2021 and 2020 were as follows:

	Three-month period ended March 31,
	2021	2020
Accrued warranty obligations – beginning	$149	$195
Accruals for warranties issued	45	27
Settlements made	(23)	(12)
Accrued warranty obligations – ending	$171	$210

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

9.	REVENUE RECOGNITION

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

Revenues recognized from prior period performance obligations for the three-month periods ended March 31, 2021 and 2020 were not material.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of March 31, 2021 and December 31, 2020 were not material. As of March 31, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

10.	BUSINESS SEGMENT INFORMATION

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

Three-month period ended March 31, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,111	$3,862	$-	$25,973
Segment contribution	5,436	1,542	(6,026)	952
Other expense			(56)	(56)
Tax provision			(217)	(217)
Non-controlling interest			(8)	(8)
Net income attributable to Ultralife				$671

Three-month period ended March 31, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$20,761	$5,053	$-	$25,814
Segment contribution	5,316	2,018	(5,849)	1,485
Other expense			(92)	(92)
Tax provision			(319)	(319)
Non-controlling interest			(15)	(15)
Net income attributable to Ultralife				$1,059

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,111	$14,345	$7,766
Communications Systems	3,862	-	3,862
Total	$25,973	$14,345	$11,628
		55%	45%

Three-month period ended March 31, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,761	$14,802	$5,959
Communications Systems	5,053	-	5,053
Total	$25,814	$14,802	$11,012
		57%	43%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,111	$12,590	$9,521
Communications Systems	3,862	1,468	2,394
Total	$25,973	$14,058	$11,915
		54%	46%

Three-month period ended March 31, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,761	$11,284	$9,477
Communications Systems	5,053	4,354	699
Total	$25,814	$15,638	$10,176
		61%	39%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effects of the novel coronavirus disease of 2019 (COVID-19); our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; fluctuations in the price of oil and the resulting impact on the level of downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth prospects; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Notes thereto and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts, unless otherwise specified.

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors.  With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including:  rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems.  We continually evaluate and implement growth opportunities, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, and SWE SEASAFE™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.  See Note 10 in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials and meeting the demand of our customers.  As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy, and national security customers. We have maintained normal operations at all our facilities with the exception of an approximately one-month closure of our China facility as was mandated by the Chinese government through early March 2020.

For the quarter ended March 31, 2021, we estimate that the net impact of COVID-19 was a reduction to sales of approximately $2,000, a reduction to operating income of approximately $900, a reduction of net income of approximately $700 and a reduction of diluted earnings per share of approximately $0.04. Demand for medical batteries, especially those used in ventilators, respirators, and infusion pumps, continued to be high; however, this increase was more than offset by the revenue declines in oil & gas and international industrial markets, some delays in medical battery orders for devices used for elective surgeries and the overall disruptions in supply chains and operations impacting both commercial and government/defense markets.

Overview

Consolidated revenues of $25,973 for the three-month period ended March 31, 2021, increased by $159 or 0.6%, over $25,814 during the three-month period ended March 31, 2020, reflecting a 19.4% increase in core battery sales across diversified end markets partially offset by continued softness in the oil & gas market and lower Communications Systems sales primarily due to the high shipments of vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives in the 2020 first quarter. We have estimated that COVID-19 adversely impacted our first quarter 2021 sales by approximately $2,000.

Gross profit was $6,978, or 26.9% of revenue, compared to $7,334, or 28.4% of revenue, for the same quarter a year ago.  The 150-basis point decline primarily reflects incremental costs in 2021 associated with the transition of a multitude of new products to higher volume production as well as higher freight costs on incoming materials.

Operating expenses increased to $6,026 during the three-month period ended March 31, 2021, compared to $5,849 during the three-month period ended March 31, 2020.  The increase of $177 or 3.0% was attributable to our continued investment in engineering and sales personnel for new product development and market launches.  Operating expenses as a percentage of sales increased 50 basis points from 22.7% for the first quarter of 2020 to 23.2% for the current quarter.

Operating income for the three-month period ended March 31, 2021 was $952 or 3.7% of revenues compared to $1,485 or 5.7% of revenues for the year-earlier period. The 35.9% decline in operating income primarily resulted from revenue declines in oil & gas and international industrial markets, the overall disruptions in customer/third party logistics impacting both commercial and government/defense markets resulting from COVID-19 and the impact of a higher mix of new products in our Battery & Energy Products business segment.

Net income attributable to Ultralife was $671, or $0.04 per share – basic and diluted, for the three-month period ended March 31, 2021, compared to $1,059, or $0.07 per share – basic and diluted, for the three-month period ended March 31, 2020.  Adjusted EPS was $0.05 on a diluted basis for the first quarter of 2021, compared to $0.08 for the year-earlier period.  Adjusted EPS excludes the provision for deferred taxes which primarily represents non-cash charges of $168 and $242 for the 2021 and 2020 periods, respectively, for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 21 for a reconciliation of EPS to Adjusted EPS.  For the 2021 first quarter, the estimated net adverse impact of COVID-19 was approximately $0.04 on diluted EPS, and approximately $0.06 on Adjusted EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,012 or 7.8% of revenues in the first quarter of 2021 compared to $2,522 or 9.8% of revenues for the first quarter of 2020. See the section “Adjusted EBITDA” beginning on Page 20 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife. For the first quarter of 2021, it is estimated that COVID-19 adversely impacted Adjusted EBITDA by approximately $900, or 3.6% of revenues.

As we continue to work on completing new product development projects and identify new target markets in emerging markets, we are steadily expanding our long-term opportunities to scale the business and realize the operating leverage inherent in our profitable business model.

Results of Operations

Three-Month Periods Ended March 31, 2021 and March 31, 2020

Revenues. Consolidated revenues for the three-month period ended March 31, 2021 amounted to $25,973 an increase of $159 or 0.6%, over $25,814 for the three-month period ended March 31, 2020. Overall, commercial sales decreased 3.1% while government/defense sales increased 5.6% from the 2020 period. For the quarter ended March 31, 2021, we estimate that the net adverse impact of COVID-19 on revenues was approximately $2,000. Demand for medical batteries, especially those used in ventilators, respirators and infusion pumps, continued to be high; however, this increase was more than offset by the revenue declines in oil & gas and the overall disruptions in customer and third-party logistics which delayed certain shipments.

Battery & Energy Products revenues increased $1,350, or 6.5%, from $20,761 for the three-month period ended March 31, 2020 to $22,111 for the three-month period ended March 31, 2021. Excluding oil & gas sales, revenues increased 19.4% over the prior year reflecting a 32.2% increase in medical sales resulting from an increase in demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices associated with COVID-19, and a 30.3% increase in government/defense sales due primarily to higher demand from a large global defense contractor. This increase was more than offset by a 30.0% decrease in oil & gas market battery sales representative of current market conditions for that sector.

Communications Systems revenues decreased $1,191, or 23.6%, from $5,053 during the three-month period ended March 31, 2020 to $3,862 for the three-month period ended March 31, 2021. This decrease is primarily attributable to higher first quarter 2020 shipments of mounted power amplifiers to support the U.S. Army’s Network Modernization and other initiatives under the delivery orders announced in October 2018.  The October 2018 delivery orders to the U.S. Army were completed in the second quarter of 2020.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $18,995 for the quarter ended March 31, 2021, an increase of $515, or 2.8%, from the $18,480 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.6% for the three-month period ended March 31, 2020 to 73.1% for the three-month period ended March 31, 2021. Correspondingly, consolidated gross margin decreased from 28.4% for the three-month period ended March 31, 2020, to 26.9% for the three-month period ended March 31, 2021, primarily reflecting sales mix and costs associated with the transition of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the first quarter of 2021 was $5,436, an increase of $120 or 2.3% over gross profit of $5,316 for the first quarter of 2020. Battery & Energy Products’ gross margin of 24.6% decreased by 100 basis points from the 25.6% gross margin for the year-earlier period, reflecting sales mix, incremental costs associated with the transition of new products to higher volume production and higher freight costs on incoming materials.

For our Communications Systems segment, gross profit for the first quarter of 2021 was $1,542 or 39.9% of revenues, compared to gross profit of $2,018 or 39.9% of revenues, for the first quarter of 2020.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2021 were $6,026, an increase of $177 or 3.0% from the $5,849 for the three-month period ended March 31, 2020. The increase in operating expenses is attributable to a 6.4% increase in core engineering and technology expenses and a 9.6% increase in sales and marketing expenses reflecting our investment in engineering and sales resources for new product development and market launches.

Overall, operating expenses as a percentage of revenues were 23.2% for the quarter ended March 31, 2021 compared to 22.7% for the quarter ended March 31, 2020. Amortization expense associated with intangible assets related to our acquisitions was $154 for the first quarter of 2021 ($121 in selling, general and administrative expenses and $33 in research and development costs), compared with $149 for the first quarter of 2020 ($118 in selling, general, and administrative expenses and $31 in research and development costs). Research and development costs were $1,647 for the three-month period ended March 31, 2021, an increase of $99 or 6.4%, from $1,548 for the three-months ended March 31, 2020. The increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business. Selling, general, and administrative expenses increased $78 or 1.8%, to $4,379 for the first quarter of 2021 from $4,301 for the first quarter of 2020. The increase is primarily attributable to increasing sales resources to support our new product market launches, while closely monitoring all discretionary spending.

Other Expense. Other expense totaled $56 for the three-month period ended March 31, 2021 compared to $92 for the three-month period ended March 31, 2020. Interest and financing expense decreased $118, or 67.8%, from $174 for the first quarter of 2020 to $56 for the comparable period in 2021. The decrease is primarily due to the continued reduction of debt incurred in connection with the financing of the SWE acquisition. Miscellaneous income, which primarily represents gains and losses on foreign currency transactions, amounted to $0 for the first quarter of 2021 compared with miscellaneous income of $82 for the first quarter of 2020, which primarily reflects the translation of U.S.-denominated transactions and balances of Accutronics (U.K.) for the respective periods. The U.S. dollar weakened against the Pound Sterling by 0.9% during the 2021 first quarter, whereas the U.S. dollar strengthened against the Pound Sterling by 6.2% during the 2020 first quarter.

Income Taxes. The tax provision for the 2021 first quarter was $217 compared to $319 for the first quarter of 2020. Our effective tax rate increased to 24.2% for the first quarter of 2021 as compared to 22.9% for the first quarter of 2020, primarily attributable to the geographic mix of earnings.  The income tax provision for the first quarter of 2021 is comprised of a $49 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective tax rate of 5.5%, and a $168 deferred tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  For the 2020 period, the income tax provision was comprised of a $77 current tax provision, representing a cash-based effective tax rate of 5.5%, and a $242 deferred tax provision.  See Note 6 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Adjusted EPS excludes the provision for deferred taxes of $168 and $242 for the 2021 and 2020 periods, respectively, which primarily represents non-cash charges for U.S. taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 21 for a reconciliation of EPS to Adjusted EPS.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $671, or $0.04 per share – basic and diluted, for the three-month period ended March 31, 2021, compared to $1,059, or $0.07 per share – basic and diluted, for the three-month period ended March 31, 2020. Adjusted EPS was $0.05 on a diluted basis for the first quarter of 2021, representing a 35.8% decrease from Adjusted EPS on a diluted basis of $0.08 for the 2020 period. For the 2021 first quarter, the estimated net adverse impact of COVID-19 was approximately $0.04 on diluted EPS, and approximately $0.06 on Adjusted EPS. Weighted average shares outstanding used to compute diluted earnings per share increased from 16,086,744 in the first quarter of 2020 to 16,152,260 in the first quarter of 2021. The increase is attributable to stock option exercises since the first quarter of 2020 and an increase in the weighted average stock price used to compute weighted average shares outstanding from $6.71 for the first quarter of 2020 to $7.32 for the first quarter of 2021.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income attributable to Ultralife, the most comparable financial measure under GAAP.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2021	2020

Net income attributable to Ultralife	$671	$1,059
Add:
Interest expense	56	174
Income tax provision	217	319
Depreciation expense	730	579
Amortization of intangible assets	154	161
Stock-based compensation expense	184	230
Adjusted EBITDA	$2,012	$2,522

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures.  We define Adjusted EPS as net income attributable to Ultralife Corporation, excluding the provision for deferred taxes, divided by our weighted average shares outstanding on both a basic and diluted basis.  We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be offset by our U.S. NOL carryforwards and other tax credits for the foreseeable future.  We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP.  Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	March 31, 2021			March 31, 2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$671	$.04	$.04	$1,059	$.07	$.07
Deferred tax provision	168	.01	.01	242	.01	.01
Adjusted net income attributable to Ultralife Corporation	$839	$.05	$.05	$1,301	$.08	$.08

Weighted average shares outstanding		15,973	16,152		15,875	16,087

Liquidity and Capital Resources

As of March 31, 2021, cash totaled $13,662 (including restricted cash of $88), an increase of $3,009 as compared to $10,653 of cash held at December 31, 2020, primarily attributable to cash generated from operations, including the receipt of net proceeds of $1,593 awarded in a class action lawsuit.

During the three-month period ended March 31, 2021, we generated $3,903 from our operations, as compared to a net use of $365 in operations for the three-month period ended March 31, 2020. In 2021, the cash generated from operating activities reflects the Company’s receipt during the quarter of $1,593 awarded in a class action lawsuit, net income of $679, a deferred tax provision of $168, non-cash expenses of depreciation, amortization, and stock-based compensation totaling $1,094, and a $369 reduction in net working capital primarily due to the timing of collections and disbursements.

Cash used in investing activities for the three months ended March 31, 2021 was $489 for capital expenditures, primarily for investment in automation equipment for our Battery & Energy Products business, including 3-Volt cell and thionyl chloride cell production.

Net cash used by financing activities for the three-months ended March 31, 2021 was $420, consisting of $393 of principle payments against our remaining term loan balance and $58 of tax withholdings for stock awards, partially offset by net proceeds of $31 from stock options exercises.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income.  See Note 6 to the Consolidated Financial Statements of this Form 10-Q for additional information.

Going forward, we expect positive operating cash flow and the availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

To provide flexibility in accessing the capital market, the Company filed a shelf registration statement on Form S-3 on March 30, 2021, which was declared effective by the SEC on April 2, 2021.  Under this registration statement, upon the filing of an appropriate supplemental prospectus, we may offer and sell certain of our securities from time to time in one or more offerings, at our discretion, of up to an aggregate offering price of $100 million. We intend to use the net proceeds resulting from any sales of our securities for general corporate purposes which may include, but are not limited to, potential acquisitions of complementary businesses or technologies, strategic capital expenditures to expand and protect our competitive position, and investments in the development of transformational, competitively-differentiated products for attractive growth markets.

Commitments

As of March 31, 2021, the Company had $1,081 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the consolidated balance sheet, and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with all covenants under the Credit Facilities as of March 31, 2021.

As of March 31, 2021, we had made commitments to purchase approximately $919 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2020 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2021, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: April 29, 2021	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2021	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)