Form 10-Q
period 2021-06-30
ULTRALIFE CORP
filed 2021-07-29
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 26, 2021, the registrant had 16,053,207 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2021 and June 30, 2020	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2021 and June 30, 2020	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2021 and June 30, 2020	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

	Signatures	27

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except share amounts) (Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$15,828	$10,653
Trade accounts receivable, net of allowance for doubtful accounts of $332 and $317, respectively	18,712	21,054
Inventories, net	27,414	28,193
Prepaid expenses and other current assets	2,351	4,596
Total current assets	64,305	64,496
Property, plant and equipment, net	22,720	22,850
Goodwill	27,115	27,018
Other intangible assets, net	8,936	9,209
Deferred income taxes, net	11,459	11,836
Other noncurrent assets	1,985	2,292
Total Assets	$136,520	$137,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,545	$10,839
Current portion of long-term debt	624	1,361
Accrued compensation and related benefits	1,396	1,748
Accrued expenses and other current liabilities	3,966	4,758
Total current liabilities	15,531	18,706
Deferred income taxes	492	515
Other noncurrent liabilities	1,260	1,557
Total liabilities	17,283	20,778

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,474,676 shares at June 30, 2021 and 20,373,519 shares at December 31, 2020; outstanding – 16,051,707 shares at June 30, 2021 and 15,959,984 shares at December 31, 2020	2,047	2,037
Capital in excess of par value	186,138	185,464
Accumulated deficit	(46,116)	(47,598)
Accumulated other comprehensive loss	(1,586)	(1,782)
Treasury stock - at cost; 4,422,969 shares at June 30, 2021 and 4,413,535 shares at December 31, 2020	(21,388)	(21,321)
Total Ultralife Corporation equity	119,095	116,800
Non-controlling interest	142	123
Total stockholders’ equity	119,237	116,923

Total liabilities and stockholders’ equity	$136,520	$137,701

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$26,770	$28,560	$52,743	$54,374
Cost of products sold	19,503	20,597	38,498	39,077
Gross profit	7,267	7,963	14,245	15,297

Operating expenses:
Research and development	1,853	1,275	3,500	2,823
Selling, general and administrative	4,323	4,394	8,702	8,695
Total operating expenses	6,176	5,669	12,202	11,518

Operating income	1,091	2,294	2,043	3,779

Other expense (income):
Interest and financing expense	55	106	111	280
Miscellaneous	(34)	11	(34)	(71)
Total other expense	21	117	77	209

Income before income tax provision	1,070	2,177	1,966	3,570
Income tax provision	248	499	465	818

Net income	822	1,678	1,501	2,752

Net income attributable to non-controlling interest	11	20	19	35

Net income attributable to Ultralife Corporation	811	1,658	1,482	2,717

Other comprehensive income (loss):
Foreign currency translation adjustments	93	42	196	(765)

Comprehensive income attributable to Ultralife Corporation	$904	$1,700	$1,678	$1,952

Net income per share attributable to Ultralife common stockholders – basic	$.05	$.10	$.09	$.17

Net income per share attributable to Ultralife common stockholders – diluted	$.05	$.10	$.09	$.17

Weighted average shares outstanding – basic	16,019	15,882	15,997	15,880
Potential common shares	241	251	197	234
Weighted average shares outstanding - diluted	16,260	16,133	16,194	16,114

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Six-month period ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES:
Net income	$1,501	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,460	1,161
Amortization of intangible assets	310	295
Amortization of financing fees	52	24
Stock-based compensation	370	534
Deferred income taxes	345	633
Changes in operating assets and liabilities:
Accounts receivable	2,390	3,578
Inventories	864	1,507
Prepaid expenses and other assets	2,536	1,307
Accounts payable and other liabilities	(2,873)	(2,909)
Net cash provided by operating activities	6,955	8,882

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,225)	(1,533)
Proceeds from sale of equipment	-	120
Net cash used in investing activities	(1,225)	(1,413)

FINANCING ACTIVITIES:
Payment of credit facilities	(789)	(6,410)
Proceeds from exercise of stock options	314	76
Tax withholdings on stock-based awards	(67)	(15)
Net cash used in financing activities	(542)	(6,349)

Effect of exchange rate changes on cash	(13)	(136)

INCREASE IN CASH	5,175	984

Cash, Beginning of period	10,653	7,405
Cash, End of period	$15,828	$8,389

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					2,717		35	2,752
Stock option exercises	16,631	2	74					76
Stock-based compensation – stock options			470					470
Stock-based compensation -restricted stock			64					64
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				(765)				(765)
Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					1,482		19	1,501
Stock option exercises	88,656	9	305			(52)		262
Stock-based compensation – stock options			337					337
Stock-based compensation -restricted stock			33					33
Vesting of restricted stock	12,501	1	(1)			(15)		(15)
Foreign currency translation adjustments				196				196
Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237

Balance – March 31, 2020	20,281,516	$2,028	$184,550	$(3,338)	$(51,771)	$(21,239)	$39	$110,269
Net income					1,658		20	1,678
Stock option exercises	8,998	1	46					47
Stock-based compensation – stock options			278					278
Stock-based compensation -restricted stock			26					26
Vesting of restricted stock	6,668	1				(7)		(6)
Foreign currency translation adjustments				42				42
Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334

Balance – March 31, 2021	20,416,511	$2,042	$185,674	$(1,679)	$(46,927)	$(21,380)	$131	$117,861
Net income					811		11	822
Stock option exercises	51,497	5	278					283
Stock-based compensation – stock options			174					174
Stock-based compensation -restricted stock			12					12
Vesting of restricted stock	6,668					(8)		(8)
Foreign currency translation adjustments				93				93
Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation and its subsidiaries (the “Company”, “Ultralife”, “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included.  Results for interim periods should not be considered indicative of results to be expected for any subsequent interim period or the full year.  Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2020.

The December 31, 2020 consolidated balance sheet information referenced herein was derived from audited Consolidated Financial Statements but does not include all disclosures required by GAAP.

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

As of June 30, 2021, the Company had $685 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the Consolidated Balance Sheet, and no amounts outstanding on the Revolving Credit Facility.  As of June 30, 2021, total unamortized debt issuance costs of $61 associated with the Amended Credit Agreement, including placement, renewal and legal fees, are classified as a reduction of the current portion of long-term debt on the Consolidated Balance Sheet.  Debt issuance costs are amortized to interest expense over the remaining term of the Credit Facilities.

The Company is required to repay the borrowings under the Term Loan Facility in sixty (60) equal consecutive monthly payments which commenced on May 31, 2019, in arrears, together with applicable interest. All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on April 30, 2024. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 31, 2022. The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions. The Company made voluntary prepayments of $4,200 during the year ended December 31, 2020. No other voluntary prepayments have been made as of June 30, 2021.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants under the Amended Credit Agreement as of June 30, 2021.

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

The Company must pay a quarterly fee of 0.1% to 0.2% based on the average daily unused availability under the Revolving Credit Facility.

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

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Ultralife by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 30, 2021, 906,404 stock options and 14,164 restricted stock awards were included in the calculation of diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 240,259 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended June 30, 2020, 866,910 stock options and 19,165 restricted stock awards were included in the calculation of diluted EPS resulting in 250,561 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended June 30, 2021 and June 30, 2020, 659,488 and 866,910 stock options and 14,164 and 19,165 restricted stock awards, respectively, were included in the calculation of diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 197,848 and 234,532 additional shares, respectively, in the calculation of fully diluted EPS.

There were 414,916 and 896,167 outstanding stock options for the three-month periods ended June 30, 2021 and June 30, 2020, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 414,916 and 896,167 outstanding stock options for the six-month periods ended June 30, 2021 and June 30, 2020, respectively, which were not included in EPS as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2021 and December 31, 2020. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2021	2020
Cash	$15,740	$10,562
Restricted cash	88	91
Total	$15,828	$10,653

As of June 30, 2021 and December 31, 2020, restricted cash included $88 and $91, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party value-added tax (VAT) representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2021	2020
Raw materials	$16,817	$17,277
Work in process	3,117	3,411
Finished goods	7,480	7,505
Total	$27,414	$28,193

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Land	$1,273	$1,273
Buildings and leasehold improvements	15,407	15,393
Machinery and equipment	62,109	61,048
Furniture and fixtures	2,328	2,235
Computer hardware and software	7,124	6,894
Construction in process	1,189	1,227
	89,430	88,070
Less: Accumulated depreciation	(66,710)	(65,220)
Property, plant and equipment, net	$22,720	$22,850

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Depreciation expense	$730	$582	$1,460	$1,161

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2021.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2020	$15,525	$11,493	$27,018
Effect of foreign currency translation	97	-	97
Balance – June 30, 2021	$15,622	$11,493	$27,115

Other Intangible Assets, Net

The composition of other intangible assets was:

	June 30, 2021
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,412	$-	$3,412
Customer relationships	9,207	5,313	3,894
Patents and technology	5,572	5,087	485
Distributor relationships	377	377	-
Trade name	1,530	385	1,145
Total	$20,098	$11,162	$8,936

	December 31, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,410	$-	$3,410
Customer relationships	9,171	5,115	4,056
Patents and technology	5,557	5,014	543
Distributor relationships	377	377	-
Trade name	1,524	324	1,200
Total	$20,039	$10,830	$9,209

The change in the cost of total intangible assets from December 31, 2020 to June 30, 2021 is a result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Amortization included in:
Research and development	$33	$30	$66	$61
Selling, general and administrative	123	116	244	234
Total amortization expense	$156	$146	$310	$295

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Stock options	$174	$278	$337	$470
Restricted stock grants	12	26	33	64
Total	$186	$304	$370	$534

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2021, there was $296 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,217,163	$6.50
Granted	-	-
Exercised	(128,096)	4.60
Forfeited or expired	(14,663)	7.07
Outstanding at June 30, 2021	1,074,404	$6.72	3.78	$2,037
Vested and expected to vest at June 30, 2021	998,941	$6.66	3.66	$1,963
Exercisable at June 30, 2021	744,455	$6.42	3.05	$1,710

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2021 and June 30, 2020 was $283 and $47, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2021 and June 30, 2020 was $314 and $76, respectively.

In October 2020, 5,000 shares of restricted stock were awarded to an employee at a weighted-average grant date fair value of $6.08 per share. In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to these restricted shares was $37 at June 30, 2021, which is expected to be recognized over a weighted average period of 1.5 years.

6.	INCOME TAXES

Our effective income tax rate for the six-month periods ended June 30, 2021 and June 30, 2020 was 23.7% and 22.9% respectively. The period-over-period change was primarily attributable to the geographic mix of earnings.

As of December 31, 2020, we have domestic net operating loss (“NOL”) carryforwards of $47,755, which expire 2021 through 2035, and domestic tax credits of $2,070, which expire 2028 through 2039, available to reduce future taxable income.  As of June 30, 2021, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2021, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Utilization of the NOLs may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd.  There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2021, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2021, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2021 and December 31, 2020.

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

The Company has operating leases predominantly for operating facilities.  As of June 30, 2021, the remaining lease terms on our operating leases range from less than one (1) year to three (3) years.  Renewal options not yet exercised and termination options are not reasonably certain of exercise by the Company.  There is no transfer of title or option to purchase the leased assets upon expiration.  There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$189	$168	$376	$336
Variable lease cost	13	18	32	36
Total lease cost	$202	$186	$408	$372

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$365	$329
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,881	$2,189

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$663	$680
Operating lease liability, net of current portion	Other noncurrent liabilities	1,243	1,524
Total operating lease liability		$1,906	$2,204

Weighted-average remaining lease term (years)		2.9	3.3

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of June 30, 2021 are as follows:

Maturity of Operating Lease Liabilities
2021	363
2022	700
2023	720
2024	279
Total lease payments	2,062
Less: Imputed interest	156
Present value of remaining lease payments	$1,906

8.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of June 30, 2021, we have made commitments to purchase approximately $1,001 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations.  Estimated future warranty costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period.  Changes in our product warranty liability during the first six months of 2021 and 2020 were as follows:

	Six-month period ended June 30,
	2021	2020
Accrued warranty obligations – beginning	$149	$195
Accruals for warranties issued	121	59
Settlements made	(108)	(26)
Accrued warranty obligations – ending	$162	$228

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the ordinary course of business.  We believe that the final disposition of any such matters of which we are currently aware will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, recognizing that legal matters are subject to inherent uncertainties, there exists the possibility that ultimate resolution of current or future legal matters could have a material adverse impact on the Company’s financial position, results of operations or cash flows.  We are not aware of any such situations at this time.

9.	REVENUE RECOGNITION

Revenues are generated from the sale of products.  Performance obligations are met and revenue is recognized upon transfer of control to the customer, which is generally upon shipment.  When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery.  For products shipped under vendor-managed inventory arrangements, revenue is recognized and billed when the product is consumed by the customer, at which point control has transferred and there are no further obligations by the Company.  Revenue is measured as the amount of consideration we expect to receive in exchange for shipped product. Sales, value-added and other taxes billed and collected from customers are excluded from revenue.  Customers, including distributors, do not have a general right of return.

Revenues recognized from prior period performance obligations for the six-month periods ended June 30, 2021 and 2020 were not material.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 were not material.  As of June 30, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year.  Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The components of segment performance were as follows:

Three-month period ended June 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,875	$3,895	$-	$26,770
Segment contribution	6,016	1,251	(6,176)	1,091
Other expense			(21)	(21)
Income tax provision			(248)	(248)
Non-controlling interest			(11)	(11)
Net income attributable to Ultralife				$811

Three-month period ended June 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$24,036	$4,524	$-	$28,560
Segment contribution	6,026	1,937	(5,669)	2,294
Other expense			(117)	(117)
Income tax provision			(499)	(499)
Non-controlling interest			(20)	(20)
Net income attributable to Ultralife				$1,658

Six-month period ended June 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,986	$7,757	$-	$52,743
Segment contribution	11,452	2,793	(12,202)	2,043
Other expense			(77)	(77)
Income tax provision			(465)	(465)
Non-controlling interest			(19)	(19)
Net income attributable to Ultralife				$1,482

Six-month period ended June 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,797	$9,577	$-	$54,374
Segment contribution	11,342	3,955	(11,518)	3,779
Other expense			(209)	(209)
Income tax provision			(818)	(818)
Non-controlling interest			(35)	(35)
Net income attributable to Ultralife				$2,717

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,875	$16,011	$6,864
Communications Systems	3,895	-	3,895
Total	$26,770	$16,011	$10,759
		60%	40%

Three-month period ended June 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$24,036	$16,172	$7,864
Communications Systems	4,524	-	4,524
Total	$28,560	$16,172	$12,388
		57%	43%

Six-month period ended June 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,986	$30,356	$14,630
Communications Systems	7,757	-	7,757
Total	$52,743	$30,356	$22,387
		58%	42%

Six-month period ended June 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,797	$30,974	$13,823
Communications Systems	9,577	-	9,577
Total	$54,374	$30,974	$23,400
		57%	43%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,875	$11,813	$11,062
Communications Systems	3,895	1,953	1,942
Total	$26,770	$13,766	$13,004
		51%	49%

Three-month period ended June 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$24,036	$14,195	$9,841
Communications Systems	4,524	4,224	300
Total	$28,560	$18,419	$10,141
		64%	36%

Six-month period ended June 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,986	$24,403	$20,583
Communications Systems	7,757	3,421	4,336
Total	$52,743	$27,824	$24,919
		53%	47%

Six-month period ended June 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,797	$25,479	$19,318
Communications Systems	9,577	8,577	1,000
Total	$54,374	$34,056	$20,318
		63%	37%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effects of the novel coronavirus disease of 2019 (“COVID-19”); our reliance on certain key customers; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; potential costs because of the warranties we supply with our products and services; potential disruptions in our supply of raw materials and components; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; our entrance into new end-markets which could lead to additional financial exposure; fluctuations in the price of oil and the resulting impact on the level of downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth prospects; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; possible impairments of our goodwill and other intangible assets; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; our ability to utilize our net operating loss carryforwards; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import, and in each case, their negatives, are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

For the quarter ended June 30, 2021, increased lead times on components from suppliers and other COVID-19 related logistics matters resulted in delays in our shipments to future periods. For the quarter ended June 30, 2021, we estimate that the delayed shipments adversely impacted revenues by approximately $1,500, operating income by approximately $500 and EPS by approximately $0.03.

Overview

Consolidated revenues of $26,770 for the three-month period ended June 30, 2021, decreased by $1,790 or 6.3%, from $28,560 for the three-month period ended June 30, 2020, as significant increases in oil & gas and 9-volt battery sales were offset by lower medical battery sales, Communications Systems shipments in 2020 to complete delivery orders announced in October 2018 for vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives and shipments of 5390 batteries to the U.S. Department of Defense under a spot purchase announced in December 2019 and completed in 2020.

Gross profit was $7,267, or 27.1% of revenue, compared to $7,963, or 27.9% of revenue, for the same quarter a year ago.  The 80-basis point decrease primarily resulted from unfavorable sales product mix attributable to vehicle amplifier-adaptor systems shipped in the second quarter 2020 to complete the delivery orders for the U.S. Army.

Operating expenses increased to $6,176 during the three-month period ended June 30, 2021, from $5,669 during the three-month period ended June 30, 2020. The increase of $507 or 8.9% was attributable to our continued investment in engineering resources for new product development, including resources dedicated to our Conformal Wear Battery IDIQ contract announced on May 17, 2021. Operating expenses as a percentage of sales increased 330 basis points from 19.8% for the second quarter of 2020 to 23.1% for the current quarter.

Operating income for the three-month period ended June 30, 2021 was $1,091 or 4.1% of revenues compared to $2,294 or 8.0% of revenues for the year-earlier period. The 52.5% decrease in operating income primarily resulted from lower sales, a reduction in gross margin and higher new product development costs to support our organic growth initiatives.

Net income attributable to Ultralife was $811, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2021, compared to $1,658, or $0.10 per share – basic and diluted, for the three-month period ended June 30, 2020.  Adjusted EPS was $0.06 on a diluted basis for the second quarter of 2021, representing a 52% decrease from Adjusted EPS on a diluted basis of $0.13 for the 2020 period.  Adjusted EPS excludes the provision for deferred income taxes of $177 and $391 for the 2021 and 2020 periods, respectively, which primarily represents non-cash charges for U.S. income taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 23 for a reconciliation of Adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,186 or 8.2% of revenues in the second quarter of 2021 compared to $3,307 or 11.6% of revenues for the second quarter of 2020. See the section “Adjusted EBITDA” beginning on Page 22 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

We remain focused on executing near-term growth initiatives and developing long-term growth opportunities while adhering to our proven and profitable business model.

Results of Operations

Three-Month Periods Ended June 30, 2021 and June 30, 2020

Revenues. Consolidated revenues for the three-month period ended June 30, 2021 amounted to $26,770, a decrease of $1,790 or 6.3%, from $28,560 for the three-month period ended June 30, 2020. Overall, commercial sales decreased 1.0% while government/defense sales decreased 13.2% from the 2020 period.

Battery & Energy Products revenues decreased $1,161, or 4.8%, from $24,036 for the three-month period ended June 30, 2020 to $22,875 for the three-month period ended June 30, 2021.  The decrease primarily resulted from a 48.6% increase in oil & gas market sales reflecting the recent rebound in the energy sector and a 23.2% increase in 9-volt sales offset by a 27.9% decrease in medical battery sales due to the high volume of orders in 2020 for respirators, ventilators and infusion pumps to meet the sector’s initial response to COVID-19 and a 12.7% decrease in government/defense sales due to the shipment of 5390 batteries to the U.S. Department of Defense under a spot purchase announced in December 2019 and completed in 2020 .

Communications Systems revenues decreased $629, or 13.9%, from $4,524 during the three-month period ended June 30, 2020 to $3,895 for the three-month period ended June 30, 2021. This decrease is attributable to 2020 shipments of vehicle amplifier-adaptor systems to support the U.S. Army’s Network Modernization initiatives completing the delivery orders announced in October 2018.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $19,503 for the quarter ended June 30, 2021, a decrease of $1,094, or 5.3%, from the $20,597 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 72.1% for the three-month period ended June 30, 2020 to 72.9% for the three-month period ended June 30, 2021. Correspondingly, consolidated gross margin decreased from 27.9% for the three-month period ended June 30, 2020, to 27.1% for the three-month period ended June 30, 2021, primarily reflecting unfavorable sales product mix for Communications Systems.

For our Battery & Energy Products segment, gross profit for the second quarter of 2021 was $6,016, essentially flat with the gross profit of $6,026 for the second quarter of 2020. Battery & Energy Products’ gross margin of 26.3% increased by 120 basis points from the 25.1% gross margin for the year-earlier period, primarily reflecting favorable sales product mix and lower scrap and rework on new products transitioning to high volume production.

For our Communications Systems segment, gross profit for the second quarter of 2021 was $1,251 or 32.1% of revenues, a decrease of $686 or 35.4%, from gross profit of 1,937, or 42.8% of revenues, for the second quarter of 2020. The decrease reflects product sales mix most notably improved efficiencies and productivity in the production of vehicle amplifier-adaptor systems to complete the U.S. Army orders in the second quarter of 2020.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2021 were $6,176, an increase of $507 or 9.0% from the $5,669 for the three-month period ended June 30, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including resources dedicated to the Conformal Wear Battery IDIQ contract announced on May 17, 2021. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.1% for the quarter ended June 30, 2021 and 19.8% for the quarter ended June 30, 2020.  Amortization expense associated with intangible assets related to our acquisitions was $156 for the second quarter of 2021 ($123 in selling, general and administrative expenses and $33 in research and development costs), compared with $146 for the second quarter of 2020 ($116 in selling, general, and administrative expenses and $30 in research and development costs). Research and development costs were $1,853 for the three-month period ended June 30, 2021, an increase of $578 or 45.3%, from $1,275 for the three-months ended June 30, 2020. The increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business.  Selling, general, and administrative expenses decreased $71 or 1.6%, to $4,323 for the second quarter of 2021 from $4,394 for the second quarter of 2020. The decrease reflects a 6.1% increase in selling expenses for sales resources to support our new product market launches offset by a 4.0% decrease in general and administrative expenses.

Other Expense. Other expense totaled $21 for the three-month period ended June 30, 2021 compared to $117 for the three-month period ended June 30, 2020.  Interest and financing expense, net of interest income, decreased $51, or 48.1%, from $106 for the second quarter of 2020 to $55 for the comparable period in 2021. The decrease is primarily due to the continued reduction of debt incurred in connection with the financing of the SWE acquisition.  Miscellaneous income of $34 for the second quarter of 2021 compared to expense of $11 for the second quarter of 2020 represents foreign currency exchange gains and losses particularly for certain transactions and balances of Accutronics (U.K.) denominated in U.S. dollars.  The U.S. dollar weakened against the Pound Sterling by 0.5% from the beginning to the end of the second quarter of 2021 and the U.S. dollar strengthened to the Pound Sterling by 0.3% from the beginning to the end of the second quarter of 2020.

Income Taxes. The income tax provision for the 2021 second quarter was $248 compared to $499 for the second quarter of 2020. Our effective income tax rate increased slightly to 23.2% for the second quarter of 2021 as compared to 22.9% for the second quarter of 2020, primarily due to the geographic mix of earnings.  The income tax provision for the second quarter of 2021 is comprised of a $71 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective income tax rate of 6.6%, and a $177 deferred income tax provision which primarily represents non-cash charges for U.S. taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  For the 2020 period, the income tax provision was comprised of a $108 current tax provision, representing a cash-based effective tax rate of 5.0%, and a $391 deferred income tax provision.  See Note 6 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $811, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2021, compared to $1,658, or $0.10 per share – basic and diluted, for the three-month period ended June 30, 2020.  Adjusted EPS was $0.06 on a diluted basis for the second quarter of 2021, representing a 52% decrease from Adjusted EPS on a diluted basis of $0.13 for the second quarter of 2020.  Adjusted EPS excludes the provision for deferred income taxes of $177 and $391 for the 2021 and 2020 periods, respectively, which primarily represents non-cash charges for U.S. income taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 23 for a reconciliation of Adjusted EPS to EPS.  Weighted average common shares outstanding used to compute diluted earnings per share increased from 16,133,015 in the second quarter of 2020 to 16,259,584 in the second quarter of 2021.  The increase in 2021 is attributable to stock option exercises since the second quarter of 2020 and an increase in the average stock price used to compute diluted shares from $7.18 for the second quarter of 2020 to $8.66 for the second quarter of 2021.

Six-Month Periods Ended June 30, 2021 and June 30, 2020

Revenues.  Consolidated revenues for the six-month period ended June 30, 2021 amounted to $52,743, a decrease of $1,631 or 3.0%, from the $54,374 reported for the six-month period ended June 30, 2020.  Overall, commercial sales decreased 2.0% and government/defense sales decreased 4.3% from the six-month 2020 period.

Battery & Energy Products revenues increased $189, or 0.4%, from $44,797 for the six-month period ended June 30, 2020 to $44,986 for the six-month period ended June 30, 2021.  The growth was attributable to a $807 or 5.8% increase in government/defense sales partially offset by a $618 or 2.0%, decrease in commercial sales.  The increase in government/defense sales reflects higher demand from a large global defense contractor for military and public safety radio batteries and chargers, partially offset by shipments of 5390 batteries to the U.S. Department of Defense under a spot purchase announced in December 2019 and completed in 2020.  The decline in commercial sales primarily resulted from a 6.6% decline in medical battery sales and a 1.1% reduction in oil & gas market sales, partially offset by a 32% increase in 9-volt battery sales.

Communications Systems revenues decreased $1,820, or 19.0%, from $9,577 during the six-month period ended June 30, 2020 to $7,757 for the six-month period ended June 30, 2021.  This decrease is attributable to 2020 first half shipments of vehicle amplifier-adaptor systems in the amount of $5,680 to support the U.S. Army’s Network Modernization initiatives completing the delivery orders announced in October 2018.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $38,498 for the six-month period ended June 30, 2021, a decrease of $579 or 1.5%, from the $39,077 reported for the same six-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue increased from 71.9% for the six-month period ended June 30, 2020 to 73.0% for the six-month period ended June 30, 2021.  Correspondingly, consolidated gross margin was 27.0% for the six-month period ended June 30, 2021, compared with 28.1% for the six-month period ended June 30, 2020, due primarily to unfavorable sales product mix for Communications Systems.

For our Battery & Energy Products segment, the cost of products sold increased $79 or 0.2%, from $33,455 during the six-month period ended June 30, 2020 to $33,534 during the six-month period ended June 30, 2021. Battery & Energy Products’ gross profit for the 2021 six-month period was $11,452 or 25.5% of revenues, an increase of $110 or 1.0% from gross profit of $11,342, or 25.3% of revenues, for the 2020 six-month period. Battery & Energy Products’ gross margin increased for the six-month period ended June 30, 2021 by 20 basis points, primarily due to favorable sales product mix.

For our Communications Systems segment, the cost of products sold decreased by $658 or 11.7% from $5,622 during the six-month period ended June 30, 2020 to $4,964 during the six-month period ended June 30, 2021. Communications Systems’ gross profit for the first six months of 2021 was $2,793 or 36.0% of revenues, a decrease of $1,162 or 29.4% from gross profit of $3,955 or 41.3% of revenues, for the six-month period ended June 30, 2020. The decrease in gross margin primarily reflects the favorable sales mix in 2020 of the vehicle amplifier-adaptor systems for the U.S. Army.

Operating Expenses. Total operating expenses for the six-month period ended June 30, 2021 totaled $12,202, an increase of $684 or 5.9% from the $11,518 for the six-month period ended June 30, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including resources dedicated to the Conformal Wear Battery IDIQ contract announced on May 17, 2021. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.1% for the six-month period ended June 30, 2021 compared to 21.2% for the comparable 2020 period.  Amortization expense associated with intangible assets related to our acquisitions was $310 for the first six months of 2021 ($244 in selling, general and administrative expenses and $66 in research and development costs), compared with $295 for the first six months of 2020 ($234 in selling, general, and administrative expenses and $61 in research and development costs).  Research and development costs were $3,500 for the six-month period ended June 30, 2021 an increase of $677 or 24.0% over $2,823 for the six-months ended June 30, 2020.  The increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business.  Selling, general, and administrative expenses increased $7 from $8,695 during the first six months of 2020 to $8,702 during the first six months of 2021, primarily reflecting a 7.9% increase in selling expenses for sales resources to support our new product market launches virtually offset by a 2.4% decrease in general and administrative expenses.

Other Expense. Other expense totaled $77 for the six-month period ended June 30, 2021 compared to $209 for the six-month period ended June 30, 2020. Interest and financing expense, net of interest income, decreased $169 to $111 for the 2021 period from $280 for the comparable period in 2020, as a result of the continued reduction of debt incurred with the financing for the SWE acquisition. Miscellaneous income amounted to $34 for the first six months of 2021 compared with income of $71 for the first six months of 2020, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes.  We recognized an income tax provision of $465 for the first two quarters of 2021 compared with an income tax provision of $818 for the first two quarters of 2020.  Our effective income tax rate increased to 23.7% for the first six months of 2021 as compared to 22.9% for the first six months of 2020, primarily due to the geographic mix of earnings.  The income tax provision for the 2021 period is comprised of a $120 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective income tax rate of 6.1%, and a $345 deferred income tax provision which primarily represents non-cash charges for U.S. income taxes which will be fully offset by NOL carryforwards and other tax credits for the foreseeable future.  For the 2020 period, the income tax provision was comprised of a $185 current income tax provision, representing a cash-based effective income tax rate of 5.2%, and a non-cash $633 deferred provision for income taxes.  See Note 6 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife and net income attributable to Ultralife common stockholders per diluted share was $1,482 and $0.09, respectively, for the six months ended June 30, 2021, compared to $2,717 and $0.17 for the six months ended June 30, 2020.  Weighted average common shares outstanding used to compute diluted earnings per share increased from 16,114,418 for the 2020 period to 16,194,377 for the 2021 period, attributable to stock option exercises since the second quarter of 2020 and an increase in the average stock price used to compute diluted shares from $7.00 for the first six months of 2020 to $7.89 for the first six months of 2021.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income attributable to Ultralife Corporation	$811	$1,658	$1,482	$2,717
Add:
Interest expense	55	106	111	280
Income tax provision	248	499	465	818
Depreciation expense	730	582	1,460	1,161
Amortization expense	156	158	310	319
Stock-based compensation expense	186	304	370	534
Adjusted EBITDA	$2,186	$3,307	$4,198	$5,829

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures.  We define Adjusted EPS as net income attributable to Ultralife Corporation, excluding the provision for deferred income taxes, divided by our weighted average shares outstanding on both a basic and diluted basis.  We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our income tax provision that will be offset by our U.S. NOL carryforwards and other tax credits for the foreseeable future.  We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP.  Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	June 30, 2021			June 30, 2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$811	$.05	$.05	$1,658	$.10	$.10
Deferred income tax provision	177	.01	.01	391	.03	.03
Adjusted net income attributable to Ultralife Corporation	$988	$.06	$.06	$2,049	$.13	$.13

Weighted average shares outstanding		16,019	16,260		15,882	16,133

	Six-Month Period Ended
	June 30, 2021			June 30, 2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$1,482	$.09	$.09	$2,717	$.17	$.17
Deferred income tax provision	345	.02	.02	633	.04	.04
Adjusted net income attributable to Ultralife Corporation	$1,827	$.11	$.11	$3,350	$.21	$.21

Weighted average shares outstanding		15,997	16,194		15,880	16,114

Liquidity and Capital Resources

As of June 30, 2021, cash totaled $15,828 (including restricted cash of $88), an increase of $5,175 as compared to $10,653 of cash held at December 31, 2020. The increase was primarily attributable to cash generated from operations.

During the six-month period ended June 30, 2021, operating activities provided cash of $6,955, consisting of net income of $1,501, deferred income taxes of $345, non-cash expenses of depreciation, amortization, and stock-based compensation totaling $2,192, and a $2,917 reduction in net working capital.

Cash used in investing activities for the six months ended June 30, 2021 was $1,225, attributable to strategic capital investments for our Battery & Energy Products business.

Net cash used in financing activities for the six months ended June 30, 2021 was $542, consisting of $789 of principle payments against our remaining term loan balance and $67 of tax withholdings for stock awards, partially offset by stock option exercise proceeds of $314.

We continue to have significant U.S. NOL carryforwards available to utilize as an offset to future taxable income.  See Note 6 to the Consolidated Financial Statements of this Form 10-Q for additional information.

Going forward, we expect positive operating cash flow and the availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.  Over the long-term, we expect that some of our future investments, including strategic business opportunities such as acquisitions, may be made through a number of sources, including internally available cash, availability of borrowing under our Credit Facilities, new debt financing, the issuance of equity securities or any combination of these sources.

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

Commitments

As of June 30, 2021, the Company had $685 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the Consolidated Balance Sheet, net of $61 unamortized debt issuance costs, and no amounts outstanding on the Revolving Credit Facility.  The Company was in full compliance with all covenants under the Credit Facilities as of June 30, 2021.

As of June 30, 2021, we had made commitments to purchase approximately $1,001 of production machinery and equipment.

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

During the first six months of 2021, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: July 29, 2021	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)