Form 10-Q
period 2021-09-30
ULTRALIFE CORP
filed 2021-10-28
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1387013
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2000 Technology Parkway Newark, New York 14513	(315) 332-7100
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code:)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of October 26, 2021, the registrant had 16,080,749 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine-Month Periods Ended September 30, 2021 and September 30, 2020	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2021 and September 30, 2020	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2021 and September 30, 2020	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 6.	Exhibits	27

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except share amounts) (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$15,853	$10,653
Trade accounts receivable, net of allowance for doubtful accounts of $334 and $317, respectively	16,235	21,054
Inventories, net	28,179	28,193
Prepaid expenses and other current assets	4,271	4,596
Total current assets	64,538	64,496
Property, plant and equipment, net	23,035	22,850
Goodwill	26,998	27,018
Other intangible assets, net	8,725	9,209
Deferred income taxes, net	11,700	11,836
Other noncurrent assets	1,816	2,292
Total Assets	$136,812	$137,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,206	$10,839
Current portion of long-term debt	253	1,361
Accrued compensation and related benefits	1,153	1,748
Accrued expenses and other current liabilities	6,076	4,758
Total current liabilities	16,688	18,706
Deferred income taxes	475	515
Other noncurrent liabilities	1,103	1,557
Total liabilities	18,266	20,778

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,513,344 shares at September 30, 2021 and 20,373,519 shares at December 31, 2020; outstanding – 16,080,749 shares at September 30, 2021 and 15,959,984 shares at December 31, 2020	2,051	2,037
Capital in excess of par value	186,360	185,464
Accumulated deficit	(46,701)	(47,598)
Accumulated other comprehensive loss	(1,819)	(1,782)
Treasury stock - at cost; 4,432,595 shares at September 30, 2021 and 4,413,535 shares at December 31, 2020	(21,469)	(21,321)
Total Ultralife Corporation equity	118,422	116,800
Non-controlling interest	124	123
Total stockholders’ equity	118,546	116,923

Total liabilities and stockholders' equity	$136,812	$137,701

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands except per share amounts)
(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$21,761	$24,362	$74,504	$78,736
Cost of products sold	16,653	17,851	55,151	56,928
Gross profit	5,108	6,511	19,353	21,808

Operating expenses:
Research and development	1,723	1,606	5,223	4,429
Selling, general and administrative	4,164	4,198	12,866	12,893
Total operating expenses	5,887	5,804	18,089	17,322

Operating (loss) income	(779)	707	1,264	4,486

Other (income) expense:
Interest and financing expense	53	92	164	372
Miscellaneous	(54)	(39)	(88)	(110)
Total other (income) expense	(1)	53	76	262

(Loss) income before income tax (benefit) provision	(778)	654	1,188	4,224
Income tax (benefit) provision	(175)	192	290	1,010

Net (loss) income	(603)	462	898	3,214

Net (loss) income attributable to non-controlling interest	(18)	55	1	90

Net (loss) income attributable to Ultralife Corporation	(585)	407	897	3,124

Other comprehensive (loss) income:
Foreign currency translation adjustments	(233)	677	(37)	(88)

Comprehensive (loss) income attributable to Ultralife Corporation	$(818)	$1,084	$860	$3,036

Net (loss) income per share attributable to Ultralife common stockholders – basic	$(.04)	$.03	$.06	$.20

Net (loss) income per share attributable to Ultralife common stockholders – diluted	$(.04)	$.03	$.06	$.19

Weighted average shares outstanding – basic	16,065	15,908	16,020	15,889
Potential common shares	-	181	180	214
Weighted average shares outstanding - diluted	16,065	16,089	16,200	16,103

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Nine-month period ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES:
Net income	$898	$3,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,160	1,743
Amortization of intangible assets	458	444
Amortization of financing fees	78	36
Stock-based compensation	512	756
Deferred income taxes	127	821
Changes in operating assets and liabilities:
Accounts receivable	4,814	15,094
Inventories	17	13
Prepaid expenses and other assets	775	(84)
Accounts payable and other liabilities	(1,377)	(546)
Net cash provided by operating activities	8,462	21,491

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,324)	(1,902)
Proceeds from sale of equipment	-	120
Net cash used in investing activities	(2,324)	(1,782)

FINANCING ACTIVITIES:
Payment of credit facilities	(1,186)	(13,461)
Proceeds from exercise of stock options	398	218
Tax withholdings on stock-based awards	(148)	(15)
Net cash used in financing activities	(936)	(13,258)

Effect of exchange rate changes on cash	(2)	(79)

INCREASE IN CASH	5,200	6,372

Cash, Beginning of period	10,653	7,405
Cash, End of period	$15,853	$13,777

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750
Net income					3,124		90	3,214
Stock option exercises	50,797	5	213					218
Stock-based compensation – stock options			674					674
Stock-based compensation - restricted stock			82					82
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				(88)				(88)
Balance – September 30, 2020	20,331,348	$2,033	$185,261	$(2,619)	$(49,706)	$(21,246)	$114	$113,837

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					897		1	898
Stock option exercises	127,324	13	385			(133)		265
Stock-based compensation – stock options			468					468
Stock-based compensation - restricted stock			44					44
Vesting of restricted stock	12,501	1	(1)			(15)		(15)
Foreign currency translation adjustments				(37)				(37)
Balance – September 30, 2021	20,513,344	$2,051	$186,360	$(1,819)	$(46,701)	$(21,469)	$124	$118,546

Balance – June 30, 2020	20,297,182	$2,030	$184,900	$(3,296)	$(50,113)	$(21,246)	$59	$112,334
Net income					407		55	462
Stock option exercises	34,166	3	139					142
Stock-based compensation – stock options			204					204
Stock-based compensation - restricted stock			18					18
Vesting of restricted stock
Foreign currency translation adjustments				677				677
Balance – September 30, 2020	20,331,348	$2,033	$185,261	$(2,619)	$(49,706)	$(21,246)	$114	$113,837

Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237
Net loss					(585)		(18)	(603)
Stock option exercises	38,668	4	80			(81)		3
Stock-based compensation – stock options			131					131
Stock-based compensation - restricted stock			11					11
Vesting of restricted stock
Foreign currency translation adjustments				(233)				(233)
Balance – September 30, 2021	20,513,344	$2,051	$186,360	$(1,819)	$(46,701)	$(21,469)	$124	$118,546

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

As of September 30, 2021, the Company had $288 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the Consolidated Balance Sheet, and no amounts outstanding on the Revolving Credit Facility. As of September 30, 2021, total unamortized debt issuance costs of $35 associated with the Amended Credit Agreement, including placement, renewal and legal fees, are classified as a reduction of the current portion of long-term debt on the Consolidated Balance Sheet. Debt issuance costs are amortized to interest expense over the remaining term of the Credit Facilities.

The Company is required to repay the borrowings under the Term Loan Facility in sixty (60) equal consecutive monthly payments which commenced on May 31, 2019, in arrears, together with applicable interest. All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on April 30, 2024. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 31, 2022. The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions. The Company made voluntary prepayments of $4,200 during the year ended December 31, 2020. No voluntary prepayments were made during the nine months ended September 30, 2021.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio equal to or greater than 1.15 to 1.0, and a consolidated senior leverage ratio equal to or less than 2.5 to 1.0, each as defined in the Amended Credit Agreement. The Company was in full compliance with its covenants under the Amended Credit Agreement as of September 30, 2021.

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

For the three-month period ended September 30, 2021, there were no outstanding stock awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,064,656 outstanding stock options and 14,164 unvested restricted stock awards not included in the calculation of diluted EPS for the three-month period ended September 30, 2021, as the effect would be antidilutive. For the comparable three-month period ended September 30, 2020, 831,244 outstanding stock options and 19,165 outstanding restricted stock awards were included in the calculation of diluted weighted average shares outstanding, resulting in 181,270 potential common shares included in the calculation of diluted EPS. There were 898,167 outstanding stock options not included in the calculation of diluted EPS for the three-month period ended September 30, 2020, as the effect would be antidilutive.

For the nine-month period ended September 30, 2021, there were 598,489 outstanding stock options and 14,164 outstanding restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 179,951 potential common shares included in the calculation of diluted EPS. For the nine-month period ended September 30, 2020, there were 831,244 outstanding stock options and 19,165 outstanding restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 213,574 potential common shares included in the calculation of diluted EPS. There were 466,167 and 898,167 outstanding stock options not included in the calculation of diluted EPS for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively, as the effect would be antidilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2021 and December 31, 2020. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	September 30,	December 31,
	2021	2020
Cash	$15,766	$10,562
Restricted cash	87	91
Total	$15,853	$10,653

As of September 30, 2021 and December 31, 2020, restricted cash included $87 and $91, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party value-added tax (VAT) representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2021	2020
Raw materials	$16,955	$17,277
Work in process	3,485	3,411
Finished goods	7,739	7,505
Total	$28,179	$28,193

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Land	$1,273	$1,273
Buildings and leasehold improvements	15,425	15,393
Machinery and equipment	62,449	61,048
Furniture and fixtures	2,503	2,235
Computer hardware and software	7,316	6,894
Construction in process	1,456	1,227
	90,422	88,070
Less: Accumulated depreciation	(67,387)	(65,220)
Property, plant and equipment, net	$23,035	$22,850

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Depreciation expense	$700	$582	$2,160	$1,743

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2021.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2020	$15,525	$11,493	$27,018
Effect of foreign currency translation	(20)	-	(20)
Balance – September 30, 2021	$15,505	$11,493	$26,998

Other Intangible Assets, Net

The composition of other intangible assets was:

	September 30, 2021
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,412	$-	$3,412
Customer relationships	9,133	5,377	3,756
Patents and technology	5,542	5,097	445
Distributor relationships	377	377	-
Trade name	1,519	407	1,112
Total	$19,983	$11,258	$8,725

	December 31, 2020
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,410	$-	$3,410
Customer relationships	9,171	5,115	4,056
Patents and technology	5,557	5,014	543
Distributor relationships	377	377	-
Trade name	1,524	324	1,200
Total	$20,039	$10,830	$9,209

The change in the cost of total intangible assets from December 31, 2020 to September 30, 2021 is a result of the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Amortization included in:
Research and development	$27	$31	$93	$92
Selling, general and administrative	121	118	365	352
Total amortization expense	$148	$149	$458	$444

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Stock options	$131	$204	$468	$674
Restricted stock grants	11	18	44	82
Total	$142	$222	$512	$756

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2021, there was $367 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,217,163	$6.50
Granted	56,500	8.50
Exercised	(184,429)	4.46
Forfeited or expired	(24,578)	7.35
Outstanding at September 30, 2021	1,064,656	$6.94	3.83	$978
Vested and expected to vest at September 30, 2021	995,875	$6.91	3.71	$958
Exercisable at September 30, 2021	769,123	$6.77	3.14	$889

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2021 and September 30, 2020 was $84 and $142, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2021 and September 30, 2020 was $398 and $218, respectively.

In October 2020, 5,000 shares of restricted stock were awarded to an employee at a weighted-average grant date fair value of $6.08 per share. In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $7.16 per share. All outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to these restricted shares was $26 at September 30, 2021, which is expected to be recognized over a weighted average period of 1.3 years.

6.	INCOME TAXES

Our effective income tax rate for the nine-month periods ended September 30, 2021 and September 30, 2020 was 24.4% and 23.9% respectively. The period-over-period change was primarily attributable to the geographic mix of earnings and incentive stock options.

As of December 31, 2020, we have domestic net operating loss (“NOL”) carryforwards of $47,755, which expire 2021 through 2035, and domestic tax credits of $2,070, which expire 2028 through 2039, available to reduce future taxable income. As of September 30, 2021, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2021, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Utilization of the NOLs may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2021, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2021, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2021 and December 31, 2020.

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

The Company has operating leases predominantly for operating facilities. As of September 30, 2021, the remaining lease terms on our operating leases range from less than one (1) year to three (3) years. Renewal options not yet exercised and termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$188	$172	$564	$508
Variable lease cost	25	18	57	54
Total lease cost	$213	$190	$621	$562

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$550	$506
Right-of-use assets obtained in exchange for lease liabilities:	$-	$875

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,711	$2,189

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$657	$680
Operating lease liability, net of current portion	Other noncurrent liabilities	1,086	1,524
Total operating lease liability		$1,743	$2,204

Weighted-average remaining lease term (years)		2.6	3.3

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of September 30, 2021 are as follows:

Maturity of Operating Lease Liabilities
2021	179
2022	700
2023	720
2024	279
Total lease payments	1,878
Less: Imputed interest	(135)
Present value of remaining lease payments	$1,743

8.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 30, 2021, we have made commitments to purchase approximately $1,100 of production machinery and equipment.

b. Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future warranty costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2021 and 2020 were as follows:

	Nine-month period ended September 30,
	2021	2020
Accrued warranty obligations – beginning	$149	$195
Accruals for warranties issued	123	75
Settlements made	(143)	(103)
Accrued warranty obligations – ending	$129	$167

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

Revenues recognized from prior period performance obligations for the nine-month periods ended September 30, 2021 and 2020 were not material.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 were not material. As of September 30, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The components of segment performance were as follows:

Three-month period ended September 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$20,008	$1,753	$-	$21,761
Segment contribution	4,792	316	(5,887)	(779)
Other income			1	1
Income tax benefit			175	175
Non-controlling interest			18	18
Net loss attributable to Ultralife				$(585)

Three-month period ended September 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$21,819	$2,543	$-	$24,362
Segment contribution	5,677	834	(5,804)	707
Other expense			(53)	(53)
Tax provision			(192)	(192)
Non-controlling interest			(55)	(55)
Net income attributable to Ultralife				$407

Nine-month period ended September 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$64,994	$9,510	$-	$74,504
Segment contribution	16,244	3,109	(18,089)	1,264
Other expense			(76)	(76)
Income tax provision			(290)	(290)
Non-controlling interest			(1)	(1)
Net income attributable to Ultralife				$897

Nine-month period ended September 30, 2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$66,616	$12,120	$-	$78,736
Segment contribution	17,019	4,789	(17,322)	4,486
Other expense			(262)	(262)
Tax provision			(1,010)	(1,010)
Non-controlling interest			(90)	(90)
Net income attributable to Ultralife				$3,124

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,008	$16,579	$3,429
Communications Systems	1,753	-	1,753
Total	$21,761	$16,579	$5,182
		76%	24%

Three-month period ended September 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$21,819	$15,772	$6,047
Communications Systems	2,543	-	2,543
Total	$24,362	$15,772	$8,590
		65%	35%

Nine-month period ended September 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$64,994	$46,935	$18,059
Communications Systems	9,510	-	9,510
Total	$74,504	$46,935	$27,569
		63%	37%

Nine-month period ended September 30, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$66,616	$46,746	$19,870
Communications Systems	12,120	-	12,120
Total	$78,736	$46,746	$31,990
		59%	41%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,008	$7,941	$12,067
Communications Systems	1,753	1,249	504
Total	$21,761	$9,190	$12,571
		42%	58%

Three-month period ended September 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$21,819	$10,820	$10,999
Communications Systems	2,543	2,263	280
Total	$24,362	$13,083	$11,279
		54%	46%

Nine-month period ended September 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$64,994	$32,344	$32,650
Communications Systems	9,510	4,670	4,840
Total	$74,504	$37,014	$37,490
		50%	50%

Nine-month period ended September 30, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$66,616	$36,299	$30,317
Communications Systems	12,120	10,840	1,280
Total	$78,736	$47,139	$31,597
		60%	40%

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

For the quarter ended September 30, 2021, increased lead times on components from suppliers and other COVID-19 related logistics matters resulted in delays in our shipments to future periods. For the quarter ended September 30, 2021, we estimate that such delayed shipments adversely impacted revenues by approximately $4,100, operating income by approximately $1,300 and adjusted EPS by approximately $0.08.

Overview

Consolidated revenues of $21,761 for the three-month period ended September 30, 2021, decreased by $2,601 or 10.7%, from $24,362 for the three-month period ended September 30, 2020, as a 5.1% increase in commercial sales was offset by 39.7% decline in government/defense sales.  The increase in commercial sales primarily resulted from an 89.5% increase in oil & gas battery sales and a 115.8% increase in our new ER and thin cell battery sales, partially offset by a 28.3% decrease in medical battery sales.  The decrease in government/defense sales primarily resulted from the completion of an order for BA-5390 batteries to the U.S. Department of Defense in the third quarter of 2020 under a spot purchase announced in December 2019, and lower shipments for our Communications Systems business segment.  During the third quarter of 2021, increased lead times on components from suppliers and other COVID-19 related logistics matters resulted in delays in our shipments to future periods. We estimate that the delayed shipments adversely impacted revenue for the 2021 third quarter by $4,100, with $1,700 and $2,400 impacting our commercial and government/defense businesses, respectively.

Gross profit was $5,108, or 23.5% of revenue, compared to $6,511, or 26.7% of revenue, for the same quarter a year ago. The 320-basis point decrease primarily resulted from unfavorable sales product mix and lower factory volumes resulting from the revenue decline.

Operating expenses slightly increased to $5,887 during the three-month period ended September 30, 2021, from $5,804 during the three-month period ended September 30, 2020. The increase of $83 or 1.4% was attributable to our continued investment in engineering resources for new product development, including resources dedicated to our Conformal Wear Battery IDIQ contract announced on May 17, 2021. Operating expenses as a percentage of sales increased 330 basis points from 23.8% for the third quarter of 2020 to 27.1% for the current quarter.

Operating loss for the three-month period ended September 30, 2021 was ($779) or (3.6%) of revenues compared to operating income of $707 or 2.9% of revenues for the year-earlier period. The decrease in operating income primarily resulted from lower sales, a reduction in gross margin and higher new product development costs to support our organic growth initiatives.

Net loss attributable to Ultralife was ($585), or ($0.04) per share – basic and diluted, for the three-month period ended September 30, 2021, compared to net income of $407, or $0.03 per share – basic and diluted, for the three-month period ended September 30, 2020. Adjusted EPS was ($0.05) on a diluted basis for the third quarter of 2021, compared to $0.04 for the 2020 period. Adjusted EPS excludes the (benefit) provision for deferred income taxes of ($218) and $188 for the 2021 and 2020 periods, respectively, which primarily represents non-cash (benefits) charges for U.S. income taxes which we expect will be fully offset by NOL carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” beginning on Page 23 for a reconciliation of Adjusted EPS to EPS.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $283 or 1.3% of revenues in the third quarter of 2021, compared to $1,656 or 6.8% of revenues for the third quarter of 2020. See the section “Adjusted EBITDA” beginning on Page 22 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

As we look ahead, our strong balance sheet and liquidity position, new product initiatives, and durable customer relationships anchor our view that our long-term growth drivers and strategy are sound and achievable.

Results of Operations

Three-Month Periods Ended September 30, 2021 and September 30, 2020

Revenues.  Consolidated revenues for the three-month period ended September 30, 2021 amounted to $21,761, a decrease of $2,601 or 10.7%, from $24,362 for the three-month period ended September 30, 2020.  Overall, commercial sales increased $807 or 5.1% while government/defense sales decreased $3,408 or 39.7% from the 2020 period.

Battery & Energy Products revenues decreased $1,811, or 8.3%, from $21,819 for the three-month period ended September 30, 2020 to $20,008 for the three-month period ended September 30, 2021.  The decrease primarily resulted from a $2,950 or 28.3% decrease in medical battery sales primarily due to the high volume of orders in 2020 for respirators, ventilators and infusion pumps to meet the sector’s initial response to COVID-19, and a $2,618 or 43.3% decrease in government/defense sales primarily due to the shipment of BA-5390 batteries to the U.S. Department of Defense under a spot purchase announced in December 2019 and completed in 2020, partially offset by a $2,031 or 89.5% increase in oil & gas market sales reflecting the recent rebound in the energy sector and a $1,135 or 115.8% increase in our new ER and thin cell battery cells.  For the third quarter of 2021, we estimate that shipments delayed to future periods due to increased lead times on components from suppliers and other COVID-19 related logistics matters adversely impacted Battery & Energy Products revenue by $2,500.

Communications Systems revenues decreased $790, or 30.9%, from $2,543 during the three-month period ended September 30, 2020 to $1,753 for the three-month period ended September 30, 2021. For the third quarter of 2021, we estimate that shipments delayed to future periods due to increased lead times on components from suppliers and other COVID-19 related logistics matters adversely impacted Communications Systems revenue by $1,600.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $16,653 for the quarter ended September 30, 2021, a decrease of $1,198, or 6.7%, from the $17,851 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.3% for the three-month period ended September 30, 2020 to 76.5% for the three-month period ended September 30, 2021. Correspondingly, consolidated gross margin decreased from 26.7% for the three-month period ended September 30, 2020, to 23.5% for the three-month period ended September 30, 2021, primarily reflecting unfavorable sales product mix and lower factory volume for both business segments.

For our Battery & Energy Products segment, gross profit for the third quarter of 2021 was $4,792, a decrease of $885 or 15.6% from gross profit of $5,677 for the third quarter of 2020. Battery & Energy Products’ gross margin of 24.0% decreased by 200 basis points from the 26.0% gross margin for the year-earlier period, primarily reflecting unfavorable sales product mix and lower factory volume.

For our Communications Systems segment, gross profit for the third quarter of 2021 was $316 or 18.0% of revenues, a decrease of $518 or 62.1%, from gross profit of $834, or 32.8% of revenues, for the third quarter of 2020. The decrease primarily reflects lower factory volume in the 2021 third quarter.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2021 were $5,887, an increase of $83 or 1.4% from the $5,804 for the three-month period ended September 30, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including resources dedicated to the Conformal Wear Battery IDIQ contract announced on May 17, 2021. Both periods reflected our continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 27.1% for the quarter ended September 30, 2021 and 23.8% for the quarter ended September 30, 2020. Amortization expense associated with intangible assets related to our acquisitions was $148 for the third quarter of 2021 ($121 in selling, general and administrative expenses and $27 in research and development costs), compared with $149 for the third quarter of 2020 ($118 in selling, general, and administrative expenses and $31 in research and development costs). Research and development costs were $1,723 for the three-month period ended September 30, 2021, an increase of $117 or 7.3%, from $1,606 for the three-months ended September 30, 2020. The increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business segment. Selling, general and administrative expenses decreased $34 or 0.8%, to $4,164 for the third quarter of 2021 from $4,198 for the third quarter of 2020. The slight decrease resulted from our continued tight control over all discretionary spending.

Other (Income) Expense. Other income totaled ($1) for the three-month period ended September 30, 2021 compared to other expense of $53 for the three-month period ended September 30, 2020.  Interest and financing expense, net of interest income, decreased $39, or 42.3%, from $92 for the third quarter of 2020 to $53 for the comparable period in 2021. The decrease is primarily due to the continued reduction of debt incurred in connection with the financing of the SWE acquisition.  Miscellaneous income of $54 for the third quarter of 2021 compared to miscellaneous income of $39 for the third quarter of 2020 represents foreign currency exchange gains and losses particularly for certain transactions and balances of Accutronics (U.K.) denominated in U.S. dollars.  The U.S. dollar strengthened against the Pound Sterling by approximately 3% during the third quarter of 2021 and the U.S. dollar weakened against the Pound Sterling by approximately 4% during the third quarter of 2020.

Income Taxes. The income tax benefit for the 2021 third quarter was ($175) compared to a provision of $192 for the third quarter of 2020. Our effective income tax rate was (22.4%) for the third quarter of 2021 as compared to 29.4% for the third quarter of 2020, primarily due to the geographic mix of earnings. The income tax benefit for the third quarter of 2021 is comprised of a $43 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective income tax rate of (5.5%), and a ($218) deferred income tax benefit. For the 2020 period, the income tax provision was comprised of a $4 current tax provision, representing a cash-based effective tax rate of 0.6%, and a $188 deferred income tax provision. See Note 6 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net (Loss) Income Attributable to Ultralife. Net (loss) attributable to Ultralife was ($585), or ($0.04) per share – basic and diluted, for the three-month period ended September 30, 2021, compared to net income of $407, or $0.03 per share – basic and diluted, for the three-month period ended September 30, 2020. Adjusted EPS was ($0.05) on a diluted basis for the third quarter of 2021, compared to $0.04 on a diluted basis for the third quarter of 2020. Adjusted EPS excludes the (benefit) provision for deferred income taxes of ($218) and $188 for the 2021 and 2020 periods, respectively, which primarily represents non-cash (benefits) charges for U.S. income taxes. See the section “Adjusted EPS” beginning on Page 23 for a reconciliation of Adjusted EPS to EPS. Weighted average common shares outstanding used to compute diluted earnings per share decreased from 16,089,170 for the third quarter of 2020 to 16,065,412 for the third quarter of 2021. The period over period decrease is attributable to the antidilutive effect of all outstanding stock awards for the current period partially offset by stock option exercises and vesting of restricted stock awards since the third quarter of 2020.

Nine-Month Periods Ended September 30, 2021 and September 30, 2020

Revenues.  Consolidated revenues for the nine-month period ended September 30, 2021 amounted to $74,504, a decrease of $4,232 or 5.4%, from the $78,736 reported for the nine-month period ended September 30, 2020.  Overall, commercial sales increased $189 or 0.4% and government/defense sales decreased $4,421 or 13.8% from the nine-month 2020 period.

Battery & Energy Products revenues decreased $1,622, or 2.4%, from $66,616 for the nine-month period ended September 30, 2020 to $64,994 for the nine-month period ended September 30, 2021.  The decline was attributable to a $1,811 or 9.1% decrease in government/defense sales partially offset by a $189 or 0.4% increase in commercial sales.  The decrease in government/defense sales primarily reflects $2,800 of shipments of 5390 batteries to the U.S. Department of Defense under a spot purchase announced in December 2019 and completed in 2020.  The increase in commercial sales primarily resulted from a $1,933 or 17.8% increase in oil & gas market sales and a $1,932 or 74.2% increase in our new ER and thin cell battery sales, partially offset primarily by a $3,898 or 15.7% decrease in medical sales.  During the first nine months of 2021, we estimate that the negative net impact caused by supply chain disruptions and other COVID-19 related logistics matters on Battery & Energy Products revenues was $4,600.

Communications Systems revenues decreased $2,610, or 21.5%, from $12,120 during the nine-month period ended September 30, 2020 to $9,510 for the nine-month period ended September 30, 2021.  This decrease is attributable to 2020 shipments of vehicle amplifier-adaptor systems in the amount of $5,680 to support the U.S. Army’s Network Modernization initiatives completing the delivery orders announced in October 2018.  During the first nine months of 2021, we estimate that the negative net impact from supply chain disruptions and other COVID-19 related logistics matters on Communications Systems revenues was $3,000.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $55,151 for the nine-month period ended September 30, 2021, a decrease of $1,777 or 3.1%, from the $56,928 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 72.3% for the nine-month period ended September 30, 2020 to 74.0% for the nine-month period ended September 30, 2021. Correspondingly, consolidated gross margin was 26.0% for the nine-month period ended September 30, 2021, compared with 27.7% for the nine-month period ended September 30, 2020, due primarily to unfavorable sales product mix and lower factory volume.

For our Battery & Energy Products segment, the cost of products sold decreased $847 or 1.7%, from $49,597 during the nine-month period ended September 30, 2020 to $48,750 during the nine-month period ended September 30, 2021. Battery & Energy Products’ gross profit for the 2021 nine-month period was $16,244 or 25.0% of revenues, a decrease of $775 or 4.6% from gross profit of $17,019, or 25.5% of revenues, for the 2020 nine-month period. Battery & Energy Products’ gross margin decreased for the nine-month period ended September 30, 2021 by 50 basis points, primarily due to unfavorable sales product mix and lower factory volume.

For our Communications Systems segment, the cost of products sold decreased by $930 or 12.7% from $7,331 during the nine-month period ended September 30, 2020 to $6,401 during the nine-month period ended September 30, 2021. Communications Systems’ gross profit for the first nine months of 2021 was $3,109 or 32.7% of revenues, a decrease of $1,680 or 35.1% from gross profit of $4,789 or 39.5% of revenues, for the nine-month period ended September 30, 2020. The decrease in gross margin primarily reflects the favorable sales mix in 2020 of the vehicle amplifier-adaptor systems for the U.S. Army and lower factory volume in 2021.

Operating Expenses. Total operating expenses for the nine-month period ended September 30, 2021 totaled $18,089, an increase of $767 or 4.4% from the $17,322 for the nine-month period ended September 30, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including resources dedicated to the Conformal Wear Battery IDIQ contract announced on May 17, 2021. Both periods reflected our continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 24.3% for the nine-month period ended September 30, 2021 compared to 22.0% for the comparable 2020 period. Amortization expense associated with intangible assets related to our acquisitions was $458 for the first nine months of 2021 ($365 in selling, general and administrative expenses and $93 in research and development costs), compared with $444 for the first nine months of 2020 ($352 in selling, general and administrative expenses and $92 in research and development costs). Research and development costs were $5,223 for the nine-month period ended September 30, 2021 an increase of $794 or 17.9% over $4,429 for the nine months ended September 30, 2020. The increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business segment. Selling, general and administrative expenses decreased $27 or 0.2% from $12,893 during the first nine months of 2020 to $12,866 during the first nine months of 2021, primarily reflecting a 3.6% increase in selling expenses for sales resources to support our new product market launches virtually, offset by a 1.5% decrease in general and administrative expenses.

Other (Income) Expense. Other expense totaled $76 for the nine-month period ended September 30, 2021 compared to $262 for the nine-month period ended September 30, 2020. Interest and financing expense, net of interest income, decreased $208, or 55.9%, to $164 for the 2021 period from $372 for the comparable period in 2020, as a result of the continued reduction of debt incurred with the financing for the SWE acquisition. Miscellaneous income amounted to ($88) for the first nine months of 2021 compared with miscellaneous income of ($110) for the first nine months of 2020, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized an income tax provision of $290 for the first three quarters of 2021 compared with an income tax provision of $1,010 for the first three quarters of 2020. Our effective income tax rate increased to 24.4% for the first nine months of 2021 as compared to 23.9% for the first nine months of 2020, primarily due to the geographic mix of earnings. The income tax provision for the 2021 period is comprised of a $163 current provision for taxes expected to be paid on income from our foreign operations, representing a cash-based effective income tax rate of 13.7%, and a $127 deferred income tax provision which primarily represents non-cash charges for U.S. income taxes which we expect will be fully offset by NOL carryforwards and other tax credits for the foreseeable future. For the 2020 period, the income tax provision was comprised of a $189 current income tax provision, representing a cash-based effective income tax rate of 4.5%, and a non-cash $821 deferred provision for income taxes. See Note 6 in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and net income attributable to Ultralife common stockholders per diluted share was $897 and $‐‐‐0.06, respectively, for the nine months ended September 30, 2021, compared to $3,124 and $0.19 for the nine months ended September 30, 2020. Weighted average common shares outstanding used to compute diluted earnings per share increased from 16,102,879 for the 2020 period to 16,199,693 for the 2021 period, primarily attributable to stock option exercises since the third quarter of 2020 and an increase in the average stock price used to compute diluted shares from $6.89 for the first nine months of 2020 to $7.94 for the first nine months of 2021.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income attributable to Ultralife, the most comparable financial measure under GAAP.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on Adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net (loss) income attributable to Ultralife Corporation	$(585)	$407	$897	$3,124
Adjustments:
Interest expense	53	92	164	372
Income tax (benefit) provision	(175)	192	290	1,010
Depreciation expense	700	582	2,160	1,743
Amortization expense	148	161	458	480
Stock-based compensation expense	142	222	512	756
Adjusted EBITDA	$283	$1,656	$4,481	$7,485

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures. We define Adjusted EPS as net income (loss) attributable to Ultralife Corporation, excluding the provision (benefit) for deferred income taxes, divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our income tax provision (benefit) that we expect will be offset by our U.S. NOL carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income (loss) attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	September 30, 2021			September 30, 2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net (loss) income attributable to Ultralife Corporation	$(585)	$(.04)	$(.04)	$407	$.03	$.03
Deferred income tax (benefit) provision	(218)	(.01)	(.01)	188	.01	.01
Adjusted net (loss) income attributable to Ultralife Corporation	$(803)	$(.05)	$(.05)	$595	$.04	$.04
Weighted average shares outstanding		16,065	16,065		15,908	16,089

	Nine-Month Period Ended
	September 30, 2021			September 30, 2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$897	$.06	$.06	$3,124	$.20	$.19
Deferred income tax provision	127	-	-	821	.05	.05
Adjusted net income attributable to Ultralife Corporation	$1,024	$.06	$.06	$3,945	$.25	$.24
Weighted average shares outstanding		16,020	16,200		15,889	16,103

Liquidity and Capital Resources

As of September 30, 2021, cash totaled $15,853 (including restricted cash of $87), an increase of $5,200 as compared to $10,653 of cash held at December 31, 2020.  The increase was attributable to cash generated from operations, partially offset by cash used in investing and financing activities.

During the nine-month period ended September 30, 2021, operating activities provided cash of $8,462, consisting of net income of $898, deferred income taxes of $127, non-cash expenses of depreciation, amortization, and stock-based compensation totaling $3,208, and a $4,229 reduction in net working capital primarily attributable to a decrease in accounts receivable.

Cash used in investing activities for the nine months ended September 30, 2021 was $2,324, primarily attributable to strategic capital investments for our Battery & Energy Products business segment.

Net cash used in financing activities for the nine months ended September 30, 2021 was $936, consisting of $1,186 of principal payments against our remaining term loan balance and $148 of tax withholdings for stock awards, partially offset by stock option exercise proceeds of $398.

We continue to have significant U.S. NOL carryforwards available to utilize as an offset to future taxable income. See Note 6 to the Consolidated Financial Statements of this Form 10-Q for additional information.

Going forward, we expect that positive operating cash flow and the availability under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future. Over the long-term, we expect that some of our future investments, including strategic business opportunities such as acquisitions, may be made through a number of sources, including internally available cash, availability of borrowing under our Credit Facilities, new debt financing, the issuance of equity securities or any combination of these sources.

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

Commitments

As of September 30, 2021, the Company had $288 outstanding principal on the Term Loan Facility, all of which is included in current portion of long-term debt on the Consolidated Balance Sheet, net of $35 unamortized debt issuance costs, and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with all covenants under the Credit Facilities as of September 30, 2021.

As of September 30, 2021, we had made commitments to purchase approximately $1,100 of production machinery and equipment.

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

During the first nine months of 2021, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: October 28, 2021	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)