Form 10-K
period 2021-12-31
ULTRALIFE CORP
filed 2022-03-08
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On June 30, 2021, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $82,646,501 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2021.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 7, 2022, the registrant had 16,127,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	1

	1A	Risk Factors	14

	1B	Unresolved Staff Comments	23

	2	Properties	23

	3	Legal Proceedings	23

	4	Mine Safety Disclosures	23

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

	6	Selected Financial Data	24

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	7A	Quantitative and Qualitative Disclosures About Market Risk	36

	8	Financial Statements and Supplementary Data	37

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

	9A	Controls and Procedures	64

	9B	Other Information	64

PART III	10	Directors, Executive Officers and Corporate Governance	65

	11	Executive Compensation	65

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65

	13	Certain Relationships and Related Transactions, and Director Independence	65

	14	Principal Accountant Fees and Services	65

PART IV	15	Exhibits, Financial Statement Schedules	66

	Signatures		68

i

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the continued impact of COVID-19 and the related supply chain disruptions on our business, operating results and financial condition; our reliance on certain key customers; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; our efforts to develop new commercial applications for our products; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; the unique risks associated with our China operations; potential disruptions in our supply of raw materials and components; our ability to retain top management and key personnel; possible breaches in information systems security and other disruptions in our information technology systems; our resources being overwhelmed by our growth; possible future declines in demand for the products that use our batteries or communications systems; potential costs attributable to the warranties we supply with our products and services; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; our entrance into new end-markets which could lead to additional financial exposure; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; our exposure to foreign currency fluctuations; negative publicity concerning Lithium-ion batteries; possible impairments of our goodwill and other intangible assets; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and developments in the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. When used in this report, the words “anticipate”, “believe”, “estimate”, “plan”, “intend”, “foresee”, “may”, “could”, “will”, “likely” or “expect” or words of similar import are intended to identify some, but not all, such forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this Form 10-K Annual Report.

As used in this Form 10-K Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and include our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary, ABLE New Energy Co., Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly-owned subsidiary, CLB, INC.; Ultralife Excell Holding Corp. (“UEHC”); Ultralife Canada Holding Corp. (“UCHC,” wholly owned by UEHC); Excell Battery Canada ULC (wholly owned by UCHC); 1336902 B.C. Unlimited Liability Company (“1336902 B.C.”, wholly owned by UCHC); Excell Battery Corporation USA (wholly owned by 1336902 B.C.); and our majority-owned joint venture Ultralife Batteries India Private Limited.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, SWE SEASAFE™, Excell Battery Group and Criterion Gauge brands.  We have sales, operations and product development facilities in North America, Europe and Asia.

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

We believe that our ability to design and produce lightweight, high-energy Lithium-ion and Nickel Metal Hydride (NiMH) rechargeable batteries and charging systems in a variety of custom sizes, shapes, and thicknesses offers substantial benefits to our customers. We market Lithium-ion and Nickel Metal Hydride rechargeable batteries comprising cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices.

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

Revenues for this segment for the year ended December 31, 2021 were $87,083 and segment contribution (gross profit) was $21,063.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements and under Ultralife Corporation brand provide system integration products and services for commercial requirements.

The military systems include RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adaptors (“VAA”) for multiple programs. These programs include Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems, U.S. Army Leader Radio Program, U.S. Army’s Security Force Assistance Brigades (“SFABs”) and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and foreign defense organizations that we are permitted to sell our products to, as well as U.S. and international prime defense contractors.

The commercial products to date are integration of Information Technology capability into rugged cases, supporting use in various industries. We market these products to automotive, cellular carriers and manufacturing industries.

Revenues for this segment for the year ended December 31, 2021 were $11,184 and segment contribution (gross profit) was $3,579.

Corporate

We report revenues and cost of sales for the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate operating expenses.

Corporate had no revenues for the year ended December 31, 2021 and our Corporate operating expenses for the year ended December 31, 2021 were $24,607.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2021 Consolidated Financial Statements and Notes thereto contained in this Form 10-K Annual Report for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the notes to consolidated financial statements.

History

Ultralife was formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9‑volt Lithium Manganese Dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of Lithium batteries located in Shenzhen, China, which broadened our product offering, including a wide range of Lithium Thionyl Chloride and Lithium Manganese batteries, and provided additional exposure to new consumer markets.

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories. This acquisition expanded our product distribution channels into the military communications area and strengthened our presence in global defense markets. During the second half of 2007, the operations of the Waco, Texas facility of McDowell were relocated to our Newark, New York facility. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

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

In March 2009, we acquired the tactical communications products business of Science Applications International Corporation. The tactical communications products business designs, develops and manufactures tactical communications products including: amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment, which are sold by Ultralife under the brand name AMTI. The acquisition strengthened our communications systems business and provided us with direct entry into the handheld radio/amplifier market, complementing Ultralife’s communications systems offerings.

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

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”), and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” collectively, with Excell Canada and 656700, “Excell”), which operate under the name Excell Battery Group, based in Canada with U.S. operations, a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, ruggedized computers, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. We acquired Excell as an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell offers us opportunities to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we do not presently serve, enhance our contributed value to both our customers and realize cost synergies. Furthermore, Excell possesses experienced technical resources which we plan to utilize in progressing our global new product initiatives while adding a complementary line of highly engineered products that are costly for our customers to substitute with products of a competitor.

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

Our non-rechargeable products include the following product configurations:

9‑Volt Lithium Battery. Our 9‑volt Lithium battery delivers a unique combination of the highest available energy density and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9‑volt battery price is generally higher than conventional 9‑volt Carbon Zinc and Alkaline batteries, we believe the enhanced operating performance and decreased costs associated with longer battery life make our 9‑volt battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

We market our 9-volt Lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9‑volt Lithium battery under private labels for a variety of companies. Additionally, we sell our 9‑volt battery to the broader consumer market through national and regional retail chains and online retailers.

We believe our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monofluoride hybrid and Lithium Thionyl Chloride technologies, represent some of the most advanced Lithium power sources currently available. We market a wide range of cylindrical non-rechargeable Lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A, CR123A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, a widely used battery type in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our Lithium Carbon Monofluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

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

Three important performance characteristics of a rechargeable battery are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Lithium-ion batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and laptop computers, and allows the user to charge and recharge many times before noticing a difference in performance. We believe that our Lithium-ion batteries generally have high energy density and a long cycle life.

Lithium-ion Cells and Batteries. We market a variety of Lithium-ion cells and rechargeable batteries comprised of cells manufactured by qualified cell manufacturers. These products are used in a wide variety of applications including communications, medical and other portable electronic devices.

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

Technology Contracts. Our technology contract activities involve the development of new products or the enhancement of existing products through contracts with both government agencies and private sector third parties.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adaptors and SATCOM systems. We package all systems to meet specific customer needs in rugged enclosures to allow their use in extreme environments and under our Ultralife Corporation brand provide system integration products and services for commercial requirements.

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

Integrated Systems. Our integrated systems include: vehicle mounted systems; SATCOM systems; rugged, deployable case systems; multiband transceiver kits; enroute communications cases; and radio cases. These systems give communications operators everything that is needed to provide reliable links to support Command, Control, Communications, Computers, Cyber and Intelligence, Surveillance and Reconnaissance (“C5ISR”).

Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; ROVER™ power supplies; interoperable power adaptors and chargers; portable power systems and AC to DC power supplies, among many others. We can provide power supplies for virtually all tactical communications devices.

The commercial products to date are integration of Information Technology capability into rugged cases, supporting use in various industries. We market these products to automotive, cellular carriers and manufacturing industries.

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

We also distribute some of our products through domestic and foreign distributors and retailers. These sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and other customers. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. In general, we do not believe our sales are seasonal, although we may sometimes experience seasonality for some of our military products based on the timing of government fiscal budget expenditures.

A significant portion of our business comes from sales of products and services to U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services. The procurement laws and regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with applicable procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time. Even if a contract is awarded there is no guarantee that the government will order product under the contract.

We have one major customer, a large global defense primary contractor, which comprised 20% of our total revenues in 2021, and 17% of our total revenues in 2020. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2021, sales to U.S. and foreign customers were approximately $48,819 and $49,448, respectively. In 2020, sales to U.S. and foreign customers were approximately $62,255 and $45,457, respectively.

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

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful, will result in increased product awareness and sales at the end‑user or consumer level. We are also selling our 9‑volt battery to the consumer market through retail distribution channels. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualifications testing for the products under contract by the military. Our inability to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects. When a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries. In October 2017, we were awarded an indefinite-delivery/indefinite-quantity contract by the Defense Logistics Agency for five years, with the potential to generate revenue of $49,800, to provide our hybrid lithium manganese dioxide/carbon monofluoride (CFx) non-rechargeable BA-5790 and BA-5795 batteries. Manufacturing and production deliveries under this award are expected to begin in 2022. In September 2019, we were awarded an indefinite-delivery/indefinite-quantity contract from the U.S. Government’s Defense Logistics Agency for up to five years, with the potential to generate revenue of $14,422, to provide our BA-5368 batteries. In May 2021 we were awarded an indefinite-delivery/indefinite-quantity contract form the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. We are scheduled to complete First Article Testing under this contract in the second half of 2022. In December 2021, we were awarded an indefinite-delivery/indefinite-quantity contract not to exceed $9,900 for the U.S. Government’s Defense Logistics Agency for our lithium manganese dioxide, non-rechargeable BA-5390 batteries. The award consists of a three-year base contract with two one-year option periods.

We target sales of our Lithium-ion rechargeable batteries and charging systems to OEM customers, as well as distributors and resellers focused on our target markets. We respond to Requests for Proposals (“RFPs”) to design products for OEMs, and believe that our design capabilities, product characteristics and solution integration will encourage OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.

We continue to expand our marketing activities as part of our strategic plan, a comprehensive forward-looking document which sets forth our strategic growth plans, tactical actions and financial projections over a rolling three-year period, to increase sales of our battery and energy products for commercial, standby, defense and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our international network of distributors and value-added distributors.

At December 31, 2021 and 2020, our backlog related to Battery & Energy Products was approximately $55,300 and $34,600, respectively. The 60% year-over-year increase in our Battery & Energy Products backlog at December 31, 2021 primarily resulted from the demand for our medical batteries, which in some cases includes orders pushed into 2022 because of the supply chain disruptions experienced in 2021 and the backlog associated with our acquisition of Excell on December 13, 2021.

The 2021 year-end backlog is related to orders that are expected to ship throughout 2022 and does not include future shipments under the indefinite-delivery/indefinite-quantity Defense Logistics Agency awards for BA-5790/BA-5795 batteries ($49,800) and BA-5390 batteries ($9,900) and U.S. Army awards for Conformal Wearable Batteries ($168,000).

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

Sales targets for commercial products include integrated systems for information technology equipment to support fixed, mobile and deployable locations. We sell our products directly to commercial businesses in the U.S.

At December 31, 2021 and 2020, our backlog related to Communications Systems orders was approximately $8,000 and $4,700, respectively. The 70% increase in our Communications Systems backlog at December 31, 2021 is primarily a result of a purchase order valued at approximately $4,200 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader Radio program. The 2021 year-end backlog is related to orders that are expected to ship throughout 2022.

Patents, Trade Secrets and Trademarks

We use our patented and unpatented proprietary information, know‑how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor unlawfully obtain access to our proprietary information, know-how and trade secrets. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold thirty-five patents issued in the U.S., six patents issued in the European Union member states, four patents issued in the European Union, four patents issued in Japan, four patents issued in South Korea, three patents issued in Canada, three patents issued in the United Kingdom, three patents issued in China, two patents issued in India, two patents issued in Norway, one patent issued in Australia, one patent issued in Hong Kong, one patent issued in Iceland, one patent issued in Taiwan, and one patent issued by the World Intellectual Property Organization. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions which are effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment. Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state and country by country so we cannot assure that they will be enforceable in accordance with their terms, if at all.

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

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facility in Newark, New York is ISO 9001 and ISO 13485 certified. Our manufacturing facilities in Calgary and Mississauga, Canada are ISO 9001 certified and in Vancouver, Canada is ISO 9001 and ISO 13485 certified. Our manufacturing facility in Shenzhen, China is ISO 9001, ISO 1401 and ISO 13485 certified. Our manufacturing facility in Missouri City, Texas is ISO 9001 and ISO 13485 certified and in Houston, Texas is ISO 9001 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified. Our manufacturing facility in Virginia Beach, Virginia is ISO 9001 certified.

We expect our future raw material purchases to fluctuate based on global demand for our products, our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. The prices and availability of raw materials were impacted by COVID/supply chain disruptions in 2021 and may continue to be affected in 2022.

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt batteries, 3-volt battery and thin cells. Capacity, however, is also affected by demand for particular products, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity.  We have acquired new machinery and equipment in areas where production bottlenecks have occurred in the past and we believe that we have sufficient capacity in these areas.   We continually evaluate our requirements for additional capital equipment, and we believe that planned increases will be adequate to meet foreseeable customer demand.

Certain materials used in our products, other than rechargeable battery cells, are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources may in some cases be available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material provided extensive customer testing and recertification are not required, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source and other suppliers in 2021 resulting in the delay of shipments to future periods, we cannot assure that these interruptions and delays will not have an adverse effect on us in the future.

Generally, the raw materials and components utilized for our rechargeable batteries are readily available from many sources. Although we believe that alternative sources are available to supply materials and components that could replace materials or components we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.

Our Newark, New York facility has the capacity to produce significant volumes of batteries and energy products. This operation generally manufacturers non-rechargeable battery cells, non-rechargeable and rechargeable battery packs, and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product.  Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities of non-rechargeable batteries and rechargeable battery packs beyond current volumes and are not constrained by manufacturing equipment capacity.  Our Missouri City, Texas facility has the capacity to produce significant quantities of non-rechargeable battery packs and is not constrained by manufacturing equipment capacity.  We are in the process of assessing the capacity our Excell facilities in Houston, Texas and in Calgary, Mississauga and Vancouver, Canada to determine constraints associated with human capital resources or manufacturing equipment.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to $25,677 and $20,714 as of December 31, 2021 and 2020, respectively.  The year-over-year 24% increase primarily reflects an increase in materials, including rechargeable cells, required to fulfill the backlog for our batteries used in medical devices and the inventory associated with our acquisition of Excell on December 13, 2021. Management continuously monitors inventory levels in an effort to optimize such levels.

Communications Systems

In general, we believe that the raw materials and components utilized by us for our communications and commercial accessories and systems, including RF amplifiers, power supplies, cables, repeaters and integration kits and systems, are available from many sources. Although we believe that alternative sources are available to supply materials and components that could replace materials or components we use, any interruption in our supply from any supplier that serves currently as our sole source or any significant increase in lead times to provide components could delay product shipments and adversely affect our financial performance and relationships with our customers.

Our Virginia Beach, Virginia facility has the sufficient capacity to produce communications products and systems to meet current demand. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to $7,512 and $7,479 as of December 31, 2021 and 2020, respectively.  The year-over-year 0.4% increase is primarily related to the procurement of longer lead time components to meet the commitment dates of our backlog orders.  Management continuously monitors inventory levels in an effort to optimize such levels.

Research and Development

We devote significant resources to research and development activities to improve the technological capabilities of our products and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Missouri City, Texas; Newcastle-under-Lyme, United Kingdom; and Shenzhen, China. During 2021 and 2020, we expended $8,042 and $7,316, respectively, on research and development, including $1,216 and $1,369, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. The year-over-year decrease in customer sponsored research and development is due to the timing of key projects and helped to offset our increased costs for the hiring of engineering resources to support new product development in our Battery & Energy Products business segment, including $801 pertaining to our May 2021 Conformal Wearable Battery award from the U.S. Army.

We expect that research and development expenditures in the future could increase by 10% or more over 2021 levels, based on current initiatives. These current initiatives include completing the development and testing of new battery and power solutions in our facilities in Newark, New York, Houston and Missouri City, Texas and Newcastle-under-Lyme, UK; our Thionyl Chloride battery project in China and new product initiatives for our Communications Systems business. Our expectation is that new product development is one of the factors that will drive our growth.  As in the past, we will continue to make funding decisions for our research and development efforts based upon demand for customer applications.

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

Communications Systems

We continue to internally develop a variety of communications accessories and systems for the global defense and commercial markets to meet the ever-changing demands of our customers.

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

The European Union’s Restriction of Hazardous Substances Directive (the “EU RoHS Directive”) places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. However, we cannot assure that the cost of complying with such new regulations would not have a material adverse effect on us. We believe our commercial chargers are substantially in compliance with the EU RoHS Directive.

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

The EU Battery Directive requires producers or importers of particular classes of electrical goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive assigns levels of responsibility to companies doing business in European Union markets based on their relative market share. This directive calls on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

China’s “Management Methods for Restricted Use of Hazardous Substances in Electrical and Electronic Products” (“China RoHS 2”) provides a regulatory framework including hazardous substance restrictions similar to those imposed by the EU RoHS Directive. China RoHS 2 applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electrical and electronic products (“EEP”) in China. The regulatory framework of China RoHS 2 also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014. The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations.  In 2021 and 2020, we spent $208 and $260, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

The ITAR is a set of U.S. government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act, and are described in the Code of Federal Regulations. The Department of State Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives.

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

Our 9‑volt battery, among other sizes, is designed to conform to the dimensional and electrical standards of the American National Standards Institute. Authorized certification bodies such as Underwriters Laboratories, Intertek and SGS have certified several of our products.

Communications Systems

We are not currently aware of any regulatory requirements regarding the disposal of our communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of May 31, 2021 for the 2020 calendar year and we continue to utilize appropriate measures with our suppliers to better ascertain the origin of the conflict minerals in our products.

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

Employees

As of December 31, 2021, we employed a total of 560 permanent and temporary employees: 440 in production, 79 in sales and administration, and 41 in research and development. None of our employees are represented by a labor union.

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

Company Risk Factors

The COVID-19 pandemic may continue to create significant economic disruption and uncertainty around the world, may impact the health of our employees, suppliers and customers causing delays in the manufacture and delivery of our mission critical products to end customers, and may disrupt business with our collaborative business partners, which may continue to adversely impact our operating results.

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. COVID-19 adversely impacted our operating results during 2021 with an estimated negative impact to sales and operating profit of $11,000 and $4,500, respectively, primarily as a result of overall disruptions in supply chains and operations impacting both commercial and government/defense markets. While we have maintained normal business operations at all our facilities throughout the year, the supply chain disruptions including increased lead times on key components experienced within our business and by our customers, impacted our work schedules and timing of shipments.

The lingering impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and its variants, resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains. Potential effects of COVID-19 that may adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets. Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause. Consequently, there may be adverse effects in addition to those described in this Risk Factor. While we continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, may pose a material risk to our future operating results and financial condition.

A significant portion of our revenues is derived from certain key customers.

We have one customer, L3Harris Technologies, a large global defense primary contractor, which comprised 20% of our total revenues in 2021 and 17% of our total revenues in 2020. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with our major customer to be good, the reduction, delay or cancellation of orders from this customer or any delays in payments beyond their payment terms, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

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

A significant portion of our revenues is derived from contracts with U.S. and foreign militaries or OEMs that supply U.S. and foreign militaries. In the years ended December 31, 2021 and 2020, $34,188 or 35% and $45,382 or 42%, respectively, of our revenues were comprised of sales made directly or indirectly to U.S. and foreign militaries.

While significant gains have been made in commercial markets with our business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $26,359 or 27% in 2021 and $38,900 or 36% in 2020. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenue.  Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

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

Our operating facility in China presents unique risks including, but not limited to, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, other civil disturbances, the impact of the imposition of tariffs by the U.S. Government on 9-volt batteries that we manufacture in China as well as any retaliating trade policies or restrictions, and an outbreak of a contagious disease, related to COVID-19 or not, which may cause us or our suppliers and/or customers to temporarily suspend operations in the affected city or region. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

Notwithstanding the impact of COVID-19, our supply of raw materials and components could be disrupted or delayed due to business conditions, weather, or other factors not under our control, or the cost of those raw materials and components may materially increase.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such in the present situation, some materials and components have been in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our supplying defense products to the U.S. government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances or if the selected suppliers are not able to meet the necessary demand for the components, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we may be able to redesign our products to make use of such alternatives provided that the costs and timing of our customers recertifying the alternate materials and components where necessary is not deemed prohibitive by our customers or us. Nevertheless, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source and other suppliers in the past, most notably in 2021, and we cannot guarantee that we will not experience a continuation of material interruption of deliveries from sole source or other suppliers in the future. The present supply chain disruptions and increased component lead times resulting from COVID-19, have been exacerbated by the increased demand for Lithium-based cells from the electric vehicle manufacturers. While the latter has resulted in increased supply of such cells, meeting such demand may result in delays or even the discontinuation of the cells required for our products. Accordingly, these circumstances require us to regularly monitor all aspects of our supply chain and share the updates with our customers, to ensure that any potential supply interruptions are understood with all efforts taken to minimize.

With the potential for a significant post-COVID-19 rebound, our lead times for certain critical components from our suppliers could be extended even further, resulting in shipping delays causing us to miss contractual timelines. Our internal purchasing process is focused on the current economic environment, and lead times in the current environment are considered when placing orders from our vendors, but we cannot control the ability of our vendors or potential vendors to meet our delivery dates.

Additionally, we could continue to face increasing pricing pressure from our suppliers due to rising costs of these suppliers that could be passed on to us in higher prices for our raw materials, which could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations, should our pass though of these price increase not be accepted by our customers.

Notwithstanding the impact of COVID-19, fluctuations in the demand, supply and price of oil and gas and the resulting volatility in the level of downhole drilling could have a material adverse effect on our business, financial condition and results of operations.

The demand, supply and pricing fluctuations typically encountered in the oil and gas industry, especially over the past few years, have placed financial strain not only on the producers, but also the companies that provide oilfield services and equipment to them. The cyclicality in this industry, whether driven by geopolitical developments; international tensions; supply and demand economics; the introduction of new global, national, and industry-specific regulations; U.S. administration policies; and technology, is an ongoing reality. A significant downturn in the price of oil resulting in a decrease in downhole drilling will very likely have an adverse impact on our financial results. In response, we would expect to mitigate a portion, but not all, of this risk by seeking product/market diversification throughout our portfolio.

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

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical and cyber security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyber-attack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken our results of operations and liquidity. In 2017, we formed a cyber security executive management committee (the “Committee”) with oversight responsibility to minimize the risk of breaches. In 2018, this Committee with the assistance of outside security consultants completed a comprehensive Systems Security Plan (“SSP”) and a Plan of Action & Milestones (“POAM”) in compliance with the requirements of National Institute of Standards and Technology (“NIST”) Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations. In 2019, the Company made further progress in implementing many of the security measures in our SSP and POAM, including increasing the security awareness across our employee base. In 2020 and 2021, we continued to make substantial progress towards achieving full implementation of all NIST 800-171 security standards, as well as the requirements under the Cybersecurity Maturity Model Certification (CMMC) framework released by the Department of Defense in 2020. The Committee continues to review all key aspects of cyber security utilizing our outside security consultants to ensure a robust plan is in place and provides quarterly updates to our Board. Despite these measures, we cannot eliminate the risk of such security breaches and the potential adverse impacts these breaches may have on our business and financial results.

A decline in demand for products using our batteries or communications systems could reduce demand for our products and/or our products could become obsolete resulting in lower revenues and profitability.

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including OEMs. Our success depends significantly upon the success of those customers’ products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

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

Rapid growth of our business could significantly strain management, operations and technical resources.  If we are successful in obtaining rapid market growth of our products, we will likely be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost.  For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require additional capital resources, equipment and time to meet the required demand.  We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.  During 2020, the Company experienced a 64% year-over-year increase in shipments of our medical batteries primarily in response to the higher demand for ventilators, respirators and infusion pumps caused by COVID-19.  While we met all of our 2020 commitments to our medical customers and now exit 2021 with the highest backlog in Company history, this does not mean that rapid growth and demand for our products in all cases will be met by our resources without delay.  Our recent acquisition of Excell in December 2021 provides an influx of highly experienced technical engineering talent along with facilities that have either been ISO 13485 certified for medical products or are in the process of such.  This, combined with SWE’s ISO 13485 certification in 2021, provides further capacity to help meet the continued high level of demand for our products from the medical and other commercial sectors.

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

In addition to the uncertainties of quarterly and annual operating results, future announcements concerning us or our competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of our products, or the impact of economic or geopolitical factors on any of the markets segments we participate in may cause the market price of our common stock to fluctuate substantially, all of which may be unrelated to our operating results.

Our customers may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that adjustments to reflect volume shortfalls will be made under current industry practices because pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions and we may not be able to adjust prices in various circumstances. This could have an adverse impact in the form of lost revenue or decreasing margins.

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

At December 31, 2021, we had approximately $44,716 of U.S. net operating loss carryforwards and $2,239 of U.S. tax credit carryforward available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards.  Based on our latest assessment at December 31, 2021, we believe it is more likely than not that our U.S. deferred tax assets will be fully realized.  However, failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized. See discussion in Management’s Discussion & Analysis beginning on Page 25.

Our entrance into new markets could lead to additional exposure to financial risk or increased liability, and our failure to enter into those markets could lead to negative customer perception or loss of business from existing customers.

Our new products supporting our commercial diversification strategy will likely result in the introduction of our products in new end markets that we have not participate in before. These new market opportunities may carry certain risks that we may not have experienced in the past or that we may not be fully aware. While we perform extensive due diligence in the launch of our products in new end markets and mitigate our risks with our contracts and insurance coverage, we may not be fully aware of the risks that may exist until we gain more experience in these markets.

Negative publicity concerning Lithium-ion batteries may negatively impact the industries or markets we operate in.

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

We maintain manufacturing operations in North America, Europe and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. Sales to non-U.S. customers make up a significant percentage of our total revenues. For example, the percentage of our business with customers outside of the U.S. considerably increased in 2021 to 50% compared to 42% in 2020. A future strengthening of the U.S. dollar relative to our customers’ currencies could make our products relatively more expensive to them and, may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency value relative to the U.S. dollar. With the rapid pace of geopolitical events, it is difficult at this time to assess any future impact of currency fluctuation on the Company’s financial results, despite our proactive efforts to minimize the short-term risks of currency fluctuations. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other anti-corruption laws.

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

The EU RoHS Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must comply with EU RoHS Directive. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed.  Our commercial chargers are in compliance with this directive.  Additional European Union directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require producers or importers of particular classes of electrical goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

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

The China RoHS 2 directive provides a regulatory framework, including similar hazardous substance restrictions as are imposed by the EU RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of EEP in China affecting a broad range of electronic products and parts. The regulatory framework of China RoHS 2 also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014. The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

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

A portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that lay out policies and procedures for acquiring goods and services. The procurement laws and regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time, which could have a material adverse effect on the Company.

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

As of December 31, 2021, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We own one building in Missouri City, Texas comprising 69,000 square feet, which houses our SWE business. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, and approximately 30,000 square feet in four facilities for our Excell business located in Houston, Texas and Calgary, Mississauga and Vancouver, Canada which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, Missouri City, Texas, Newcastle-under-Lyme, United Kingdom and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  At the time of the court order, the settlement funds were held in an escrow account controlled by the court for administrative purposes, and there remained no potential for appeal or reversal of the court order.  Based on all conditions present upon the court order, it was concluded that the net settlement amount was fully realizable.  Accordingly, a gain of $1,593 was recognized and was separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020. The corresponding amount due was collected in full in January 2021.

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

Holders

As of February 1, 2022, there were approximately 6,400 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock by the Company during the years ended December 31, 2021 and December 31, 2020.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”) and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” collectively, with Excell Canada and 656700, “Excell”), which operate under the name Excell Battery Group, based in Canada with U.S. operations, Excell is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. We acquired Excell as an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell offers us opportunities to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we do not presently serve, enhance our contributed value to our customers and realize cost synergies. Furthermore, Excell possesses experienced engineering and technical resources which we plan to utilize in progressing our global new product initiatives while adding a complementary line of highly engineered products that are costly to switch out.

Currently, we do not experience significant seasonal sales trends in either of our operating segments, although sales to the U.S. Department of Defense and other international defense organizations can be sporadic based on the needs of those particular customers and allocated funding levels.

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world. The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved. During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to meeting the demand of our customers. As an essential supplier currently exempt from government-mandated shutdown directives, we are striving to ensure an uninterrupted flow of our mission critical products serving medical device, first responder, public safety, energy and national security customers. For 2021, we have maintained normal operations at all our facilities.

For 2021, we estimate that the net impact of COVID-19 was a reduction to sales of approximately $11,000, a reduction to operating income of approximately $4,500 and a reduction to net income of approximately $3,400 or approximately $0.21 per diluted share. Increased lead times on components from suppliers and other COVID-19 related logistics matters significantly impacted both our internal and our customers manufacturing schedules, resulting in delays in our shipments to future periods. While demand for medical batteries, especially those used in ventilators, respirators and infusion pumps, remained at a high rate in 2021, our ability to service certain large orders was impacted by overall disruptions in supply chains and operations. These disruptions also impacted our shipments in industrial and government/defense markets. We exited 2021 with a backlog of $53,166, excluding Excell, representing an increase of $13,874 million or 35.3% from year-end 2020, largely attributable to the supply chain disruptions pushing shipments into 2022.

Consolidated revenues decreased by $9,445 or 8.8% to $98,267 for the year ended December 31, 2021 compared to $107,712 for the year ended December 31, 2020.  During 2021, we experienced revenue declines of 5.2% for our Battery & Energy Products business and 29.2% for our Communications Systems business.  This 2021 performance reflected a $1,749 or 2.8% increase in sales to our commercial customers and a $11,194 or 24.7% decrease in sales to government and defense customers.  The increase in our commercial business was due primarily to a $3,878 or 26.2% increase in sales to industrial customers including those serviced by our China facility, a $3,513 or 26.9% rebound in sales to the oil and gas market and the initial sales contribution of $1,131 from Excell, partially offset by a $6,784 or a 19.7% decrease in sales to medical customers reflecting the 2020 surge in sales driven by the initial demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices attributable to COVID-19 without the supply chain disruptions experienced in 2021.

The decrease in government and defense sales primarily resulted from the fulfillment of two large orders in 2020 – shipments of our legacy BA-5390 batteries in the amount of $4,875 to the U.S. Department of Defense under a spot purchase announced in December 2019 and shipments of vehicle amplifier-adaptor systems in the amount of $5,680 to support the U.S. Army’s Network Modernization initiatives completing the delivery orders announced in October 2018. During 2021, the U.S. Department of Defense did not place an order for additional shipments of 5390 batteries, although in December 2021 we received a firm-fixed price, indefinite delivery/indefinite quantity contact not to exceed $9,900 over a three-year base period with two one-year option periods. In October 2021 we were awarded a purchase order valued at approximately $4,200 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader radio program. However, due to supply chain lead times, shipments will commence in 2022.

Gross margin decreased to 25.1% for the year ended December 31, 2021 from 27.1% for the year ended December 31, 2020. The 200-basis point decrease was due primarily to costs incurred for the transition of new products to high volume production in 2021, incremental costs associated with lower factory throughput due to the supply chain disruptions associated with COVID-19 and unfavorable sales product mix.

Operating expenses increased by $1,149 or 4.9% to $24,607 during the year ended December 31, 2021, compared to $23,458 during the year ended December 31, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including $801 for resources dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract form the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. In addition, the 2021 period includes $564 fully attributable to Excell, including $354 of one-time direct acquisition costs reflecting customary legal, audit and due diligence fees. Both periods reflected our continued tight control over discretionary spending.

Other expense totaled $186 for the year-ended December 31, 2021 compared to income of $1,322 for the year ended December 31, 2020. On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  Accordingly, a gain of $1,593 was recognized and was separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020. Excluding this gain in 2020, other expense totaled $271. The reduction in 2021 is a result of lower interest expense with the continued reduction of debt incurred with the financing for the SWE acquisition. This debt was paid in full in 2021.

Income tax provision was $79 for the year ended December 31, 2021 compared to $1,692 for the year-ended December 31, 2020.  Our effective tax rate was (52.3%) for 2021, as compared to 24.1% for 2020, primarily due to the geographic mix of earnings.  The income tax provision for the 2021 period is comprised of a $226 current provision for taxes expected to be paid on income primarily from our foreign operations, representing a cash-based effective tax rate of (150%) on a consolidated basis, and a $147 deferred tax benefit which represents a non-cash benefit primarily for U.S. net operating losses which are expected to fully offset future U.S. taxable income.  The income tax provision for the 2020 period is comprised of a $306 current provision for taxes on income primarily from our foreign operations, representing a cash-based effective tax rate of 4.4%, and a $1,386 deferred tax provision which primarily represents non-cash charges for U.S. taxes which are expected to be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.

Net loss attributable to Ultralife was $234 for 2021 as compared to net income of $5,232 for 2020.  Net loss attributable to Ultralife common shareholders per diluted share was $0.01 for 2021 compared to net income of $0.33 per diluted share for 2020. Reflecting the use of net operating losses and tax credits on U.S. generated income, adjusted earnings per diluted share was a loss of $0.02 for 2021 compared to income of $0.41 for 2020.  See the section “Adjusted EPS” on page 32 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus income/expense that we do not consider reflective of our continuing operations, amounted to $4,418 for the year ended December 31, 2021 compared to $11,289 for the prior year.  See the section “Adjusted EBITDA” beginning on page 31 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

The Company’s liquidity remains solid, with cash on hand of $8,413, working capital of $47,600 and a current ratio of 3.5. As of December 31, 2020, the Company had cash on hand of $10,653, working capital of $45,790 and a current ratio of 3.4.

As we look ahead, we believe our backlog, durable customer relationships and new product initiatives anchor our view that our long-term profitable growth drivers and strategy are sound and achievable.

Results of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020:

	Year Ended December 31,		Increase/
	2021	2020	(Decrease)
Revenues:
Battery & Energy Products	$87,083	$91,907	$(4,824)
Communications Systems	11,184	15,805	(4,621)
Total	98,267	107,712	(9,445)
Cost of Products Sold:
Battery & Energy Products	66,021	68,507	(2,486)
Communications Systems	7,604	10,046	(2,442)
Total	73,625	78,553	(4,928)
Gross Profit:
Battery & Energy Products	21,063	23,400	(2,337)
Communications Systems	3,579	5,759	(2,180)
Total	24,642	29,159	(4,517)
Operating Expenses	24,607	23,458	1,149
Operating Income	35	5,701	(5,666)
Other Expense (Income), Net	186	(1,322)	1,508
Income Before Taxes	(151)	7,023	(7,174)
Income Tax Provision	79	1,692	(1,613)
Net (Loss) Income	(230)	5,331	(5,561)
Net Income Attributable to Non-Controlling Interest	4	99	(95)
Net (Loss) Income Attributable to Ultralife	$(234)	$5,232	$(5,466)
Net (Loss) Income Attributable to Ultralife Common Shares – Basic	$(0.01)	$0.33	$(0.34)
Net (Loss) Income Attributable to Ultralife Common Shares – Diluted	$(0.01)	$0.33	$(0.34)

Weighted Average Shares Outstanding –Basic	16,036,676	15,902,108	134,568
Weighted Average Shares Outstanding – Diluted	16,036,676	16,095,676	(59,000)

Revenues. Total revenues for the year ended December 31, 2021 amounted to $98,267, a decrease of $9,445, or 8.8% from the $107,712 reported for the year ended December 31, 2020.

Battery & Energy Products revenues decreased $4,824, or 5.2%, for the year ended December 31, 2021 as compared to the prior year.  Commercial revenues of this business increased 1,749 or 2.8% from 2020 and now comprise 73.6% of total segment sales versus 67.8% last year.  The year-over-year increase primarily resulted from a $3,878 or 26.2% increase in sales to industrial customers including those serviced by our China facility (i.e., Lithium/Thin Cell battery sales increased 104.0% and 9-volt batteries increased 15.0%), a $3,513 or 26.9% rebound in sales to the oil and gas market (i.e., downhole drilling battery sales increased 26.8%, pipeline inspection batteries increase 24.1% and marine and oceanography batteries increased 35.0%) and the initial sales contribution of $1,131 from Excell, partially offset by a $6,784 or 19.7% decrease in sales to medical customers reflecting the 2020 surge in sales driven by the initial demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices attributable to COVID-19 without the supply chain disruptions experienced in 2021.  Government and defense sales of this business decreased $6,573 or 22.2% from 2020 and now comprise 26.4% of total segment sales versus 32.2% last year.  The decrease primarily reflects the non-recurrence in 2021 of an order received in December 2019 from the U.S. Department of Defense for our legacy 5390 batteries which was completed in 2020 with the shipment of $4,875.  In addition, we experienced delayed shipments to a large global defense prime contractor attributable to supply chain disruptions which comprised a large portion of the remaining variance.

Communications Systems revenues decreased $4,621 or 29.2% for the year ended December 31, 2021 as compared to the prior year. This decrease is primarily attributable to 2020 shipments of vehicle amplifier-adaptor systems in the amount of $5,680 to support the U.S. Army’s Network Modernization initiatives completing the delivery of orders announced in October 2018. In October 2021 we were awarded a purchase order valued at approximately $4,200 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader radio program. However, due to supply chain lead times, shipments will commence in 2022.

Our order backlog at December 31, 2021 was $63,324, an increase of $24,032 or 61.2% from the backlog at December 31, 2020 which was $39,292. Excluding Excell which was purchased on December 13, 2021, the backlog exiting 2021 was $53,166 which represents an increase of $13,874 or 35.3% compared to 2020. For our Battery & Energy Products business, the backlog increased $20,744 or 60.0% to $55,346 from $34,602 when including Excell and increased $10,586 or 30.6% to $45,188 when excluding Excell. The year-over-year increase when excluding Excell is primarily driven by the demand for our medical batteries, which in some cases includes orders pushed into 2022 because of the supply chain disruptions experienced in 2021. The 2021 year-end backlog is related to orders expected to ship in the next year and does not include future shipments under the indefinite delivery/indefinite quantity U.S. Department of Defense award for our BA-5390 batteries ($9,900), BA-5790/BA-5795 batteries ($49,800) and Conformal Wearable Batteries ($168,000/$350,000). For our Communications Systems business, the backlog increased $3,288 or 70.1% to $7,978 from $4,690. The year-over-year increase is primarily a result of a purchase order valued at approximately $4,200 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader radio program. The 2021 year-end backlog is related to orders that are expected to ship throughout 2022.

Cost of Products Sold and Gross Profit. Cost of products sold for the year ended December 31, 2021 decreased $4,928 or 6.3% from the year ended December 31, 2020. Consolidated cost of products sold as a percentage of total revenue increased from 72.9% for the year ended December 31, 2020 to 74.9% for the year ended December 31, 2021. Correspondingly, consolidated gross margin was 25.1% for the year ended December 31, 2021, compared with 27.1% for the year ended December 31, 2020. The 200-basis point decline in gross margin is due primarily to costs incurred for the transition of new products to high volume production in 2021, incremental costs associated with lower factory throughput due to the supply chain disruptions associated with COVID-19 and unfavorable sales product mix.

For our Battery & Energy Products segment, the cost of products sold decreased $2,486 or 3.6%, from the year ended December 31, 2020. Battery & Energy Products’ gross profit for 2021 was $21,062 or 24.2% of revenues, a decrease of $2,338 or 10.0% from gross profit of $23,400, or 25.5% of revenues, for 2020. Battery & Energy Products’ gross margin decreased for the year ended December 31, 2021 by 130 basis points from the prior year to 24.2%, reflecting lower factory volume and incremental costs due to supply chain disruptions associated with COVID-19, costs associated with the transition of new products to higher volume production and unfavorable sales product mix.

For our Communications Systems segment, the cost of products sold decreased by $2,442 or 24.3% from the year ended December 31, 2020. Communications Systems’ gross profit for the year ended December 31, 2021 was $3,580 or 32.0% of revenues, a decrease of $2,179 or 37.8% from gross profit of $5,759 or 36.4% of revenues, for the year ended December 31, 2020. The 440 basis points decrease in gross margin during 2021 to 32.0% is primarily due to lower factory throughput in 2021 and sales mix between years, predominantly higher sales of Vehicle Amplifier-Adaptor systems to fulfill U.S. Army orders in 2020.

Operating Expenses. Total operating expenses for the year ended December 31, 2021 increased $1,149 or 4.9% from the year ended December 31, 2020. The increase in operating expenses reflects our continued investment in engineering resources for new product development, including $801 for resources dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract form the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. In addition, the 2021 period includes $564 fully attributable to Excell, including $354 of one-time direct acquisition costs reflecting customary legal, audit and due diligence fees. Both periods reflected our continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues was 25.0% for the year ended December 31, 2021 compared to 21.8% for the comparable 2020 period.  Amortization expense associated with intangible assets related to our acquisitions increased to $633 for the year-ended December 31, 2021 ($515 in selling, general and administrative expenses and $118 in research and development costs) from $595 for the year ended December 31, 2020 ($471 in selling, general and administrative expenses and $124 in research and development costs).  This increase was due to our acquisition of Excell in December 2021.  Research and development costs were $6,826 in 2021, an increase of $879 or 14.8%, from $5,947 reported in 2020.  This increase is largely attributable to the hiring of engineering resources to support new product development in our Battery & Energy Products business segment, including $801 pertaining to our May 2021 Conformal Wearable Battery award from the U.S. Army.  Selling, general, and administrative expenses increased $270 or 1.5%, to $17,781 for the year ended December 31, 2021 from $17,511 for the year ended December 31, 2020.  The 2021 expenses include $564 attributable to Excell, including $354 of one-time direct acquisition costs reflecting customary legal, audit and due diligence fees.  We continued tight control over discretionary spending across the Company.

Other (Income) Expense. Other expense totaled $186 for the year ended December 31, 2021 compared to income of $1,322 for the year ended December 31, 2020. Other income for 2020 includes a $1,593 litigation gain (net of fees) recognized upon resolution of Ultralife’s claim in a class action lawsuit in December 2020. Interest and financing expense, net of interest income, decreased $193 or 44.4% to $242 for 2021 from $436 for 2020 due to the 2021 continued reduction and pay-off of the debt relating to the May 1, 2019 acquisition of SWE. Miscellaneous income amounted to $56 for 2021 compared to $165 for 2020, primarily due to transactions impacted by foreign currency fluctuation between the U.S. dollar, pound sterling and euro.

Income Taxes.  The income tax provision was $79 for the year ended December 31, 2021 compared to $1,692 for the year-ended December 31, 2020.  Our effective tax rate was (52.3%) for 2021, as compared to 24.1% for 2020, primarily due to the geographic mix of earnings. The income tax provision for the 2021 period is comprised of a $226 current provision for taxes expected to be paid on income primarily from our foreign operations, representing a cash-based effective tax rate of (150%) on a consolidated basis, and a $147 deferred tax benefit which represents a non-cash benefit primarily for U.S. net operating losses which are expected to fully offset future U.S. taxable income.  The income tax provision for the 2020 period is comprised of a $306 current provision for taxes on income primarily from our foreign operations, representing a cash-based effective tax rate of 4.4%, and a $1,386 deferred tax provision which primarily represents non-cash charges for U.S. taxes which are expected to be fully offset by net operating loss and tax credit carryforwards for the foreseeable future.

Net (Loss) Income Attributable to Ultralife.  Net loss attributable to Ultralife was $234 for 2021 as compared to net income of $5,232 for 2020.  Net loss attributable to Ultralife common shareholders per diluted share was $0.01 for 2021 compared to net income of $0.33 per diluted share for 2020.  Adjusted loss per diluted share was $0.02 for 2021, reflecting the exclusion of the $147 non-cash deferred tax benefit for 2021, compared to adjusted earnings per diluted share of $0.41 for 2020, excluding the $1,386 deferred tax provision which primarily represents non-cash charges for U.S. tax which are expected to be fully offset by net operating losses and tax credit carryforwards for the foreseeable future. See the section “Adjusted EPS” on page 32 for a reconciliation of adjusted EPS to EPS.  The net adverse impact of COVID-19 on EPS for 2021 was approximately $0.21.  Weighted average common shares outstanding used to compute diluted earnings per share decreased from 16,095,676 for the 2020 period to 16,036,676 for the 2021 period, mainly due to the 2021 net loss which resulted in the use of basic weighted average common shares to compute diluted earnings per share.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to Net income (loss) attributable to Ultralife, the most comparable financial measure under GAAP.

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

	Year ended December 31,
	2021	2020
Net (loss) income attributable to Ultralife	$(234)	$5,232
Add:
Interest and financing expense, net	242	436
Income tax provision	79	1,692
Depreciation expense	2,906	2,340
Amortization of intangible assets	633	646
Stock-based compensation expense	671	943
Non-cash purchase accounting adjustments	121	-
Adjusted EBIDTA	$4,418	$11,289

Adjusted EPS

In evaluating our business, we consider and use Adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance in addition to GAAP financial measures. We define Adjusted EPS as net income (loss) attributable to Ultralife Corporation excluding the provision for deferred taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that we expect will be offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile Adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on Adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EPS to EPS and net income attributable to Ultralife.

Adjusted EPS is calculated as follows for the periods presented:

	Year Ended December 31,
	2021			2020
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net (loss) income attributable to Ultralife Corporate	$(234)	$(0.01)	$(0.01)	$5,232	$0.33	$0.33
Deferred tax (benefit) provision	(147)	(0.01)	(0.01)	1,386	0.09	0.08
Adjusted net (loss) income attributable to Ultralife Corporation	$(381)	$(0.02)	$(0.02)	$6,618	$0.42	$0.41

Weighted average shares outstanding		16,037	16,037		15,902	16,096

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2021, cash totaled $8,413 (including restricted cash of $84), a decrease of $2,240 from the $10,653 as of December 31, 2020, primarily attributable to $23,519 cash paid (net of $736 cash acquired) for the Excell acquisition on December 13, 2021, funded in large part by borrowings of $20,980 from the Company’s credit facilities, and cash in advance payments of approximately $3,000 made to certain vendors to secure raw material components to help service our backlog in an efficient and timely manner, partially offset by cash generated from our operations.

For the year ended December 31, 2021, we generated $4,325 cash from our operations, as compared to $21,720 cash generated from operations for the year ended December 31, 2020.  In 2021, cash generated from operating activities consisted of net loss of $230 and a deferred tax benefit of $147, offset by non-cash expenses of depreciation, amortization, and stock-based compensation totaling $4,314 and a $388 increase attributable to reduced net working capital.  For the year ended December 31, 2020, cash generated from operating activities of $21,720 was attributable to net income of $5,331, a deferred tax provision of $1,386, non-cash expenses of depreciation, amortization, and stock-based compensation totaling $3,929, and a $12,667 reduction in net working capital, partially offset by a gain of $1,593 recognized upon resolution of Ultralife’s claim in a class action lawsuit.

Cash used in investing activities was $26,333 for the year ended December 31, 2021 attributable to our acquisition of Excell for an aggregate net purchase price of 23,519, and capital expenditures of $2,814.  For the year ended December 31, 2020, cash used in investing activities was $2,981, primarily attributable to capital expenditures.

Cash provided by financing activities for the year ended December 31, 2021 was $19,642, largely representing draws on our credit facilities totaling $20,980, to finance the Excell acquisition.  For the year ended December 31, 2020, cash used in financing activities was $15,694, primarily representing the paydown of borrowings to finance the May 2019 acquisition of SWE, for which the $1,474 balance was fully paid during 2021.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to taxable income.  As of December 31, 2021, none of our U.S. net operating loss carryforwards have expired.  See Note 7 to the consolidated financial statements for additional information.

Going forward, we expect positive operating cash flow and the availability under our Revolving Credit Facility will be sufficient to meet our obligations for both financing and investing.

Commitments

On December 13, 2021, in connection with financing the Excell acquisition (see Note 2 to the consolidated financial statements), the Company drew down $10,000 on its Term Loan Facility and $10,980 under its Revolving Credit Facility. As of December 31, 2021, the Company had $10,000 outstanding principal on the Term Loan Facility, of which $2,000 was due to be paid over the next twelve months, and $10,980 outstanding principal on the Revolving Credit Facility. The Company is in full compliance with its debt covenants under the Credit Facilities.

As of December 31, 2021, we had made commitments to purchase approximately $630 of production machinery and equipment.

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

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2021.  We identified five goodwill reporting units and four indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. The estimated fair value of each reporting unit was determined using a discounted cash flow model. The estimated fair value of each indefinite-lived intangible asset was determined using other income-based valuation models. Significant estimates and assumptions were used to estimate fair value, including our internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. Other key assumptions used to value the trademarks and customer relationships included royalty rates and attrition rates, respectively. The significant estimates and assumptions used in these valuations are subject to judgment based on sources utilized and the assessment of risks related to our internal forecasts. Based on the results of our impairment test, and consideration of qualitative factors, no impairments were identified. Estimated fair value exceeded carrying value for all reporting units and other indefinite-lived intangible assets by more than 10%. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in the significant estimates and assumptions used in our impairment assessment.

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

As of December 31, 2021, we concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized on the basis of management’s assessment.  In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including our sustained profitability and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility.  Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2022 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2039.  As of December 31, 2021, our domestic net operating loss carryforwards and general business tax credits were $44,716 and $2,239, respectively.

As of December 31, 2021, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. As of December 31, 2021, we have not recognized a valuation allowance against our other foreign deferred tax assets, as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ultralife Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultralife Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Excell Battery Group (Excell) from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2021. We have also excluded Excell from our audit of internal control over financial reporting. Excell is a wholly owned subsidiary whose total assets (excluding acquired goodwill and other intangible assets which were included in management’s evaluation) and revenue represent approximately 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate for excess, obsolete, and slow-moving inventory reserve

As discussed in Notes 1 and 4 to the financial statements, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company records provisions for excess, obsolete, and slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The excess, obsolete, and slow-moving inventory reserve serves to reduce the Company’s inventory balance through a charge to cost of products sold.

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

Goodwill Impairment Analysis

As discussed in Notes 1 and 4 to the financial statements, the Company performs its goodwill impairment test on an annual basis as of October 1st or whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. For each reporting unit the Company performed a quantitative test, which compares the fair value of the reporting unit to the carrying value of the respective reporting unit. The Company has identified five goodwill reporting units.

Management determines fair value of the respective reporting units using a discounted cash flow model.  Significant estimates and judgements used in this model include internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows.   Future revenue and operating cash flow forecasts, the development of the weighted average cost of capital used to discount the future cash flows, and excess working capital requirements are subject to judgement based on sources utilized and the assessment of risks related to the cash flows.  Due to the subjectivity involved with the assumptions used to determine the fair value of the reporting units, we identified the goodwill impairment test as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include: obtaining an understanding of the process and assumptions used by management to perform the impairment test,  testing the effectiveness of controls over management’s test for impairment,  and testing management’s impairment calculation by: testing the completeness and accuracy of the source information used, testing the mathematical accuracy of management’s calculations, evaluating the reasonableness and consistency of methodology and assumptions applied by management, performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements, verifying certain third party data used by the Company in building their assumptions, and testing significant assumptions by developing independent expectations.  Professionals with specialized skills and knowledge were used to assist in evaluating certain methodologies and assumptions used in the model and performing sensitivity analysis on various inputs.

Excell Battery Group Purchase Price Allocation

As discussed in Notes 1 and 2 to the financial statements, effective December 13, 2021, the Company acquired all the outstanding shares of Excell Battery Group (Excell). The total net purchase price paid for the shares of Excell was approximately $23.5 million. The Company applied the acquisition method of accounting for the acquisition. Under this method, identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair value. The Company used a valuation hierarchy, and utilized an independent third-party valuation specialist to determine the fair values used in this allocation. Intangible assets and goodwill represented an allocation of purchase price of the acquired business in the amount of approximately $8.8 million and $11.0 million, respectively.

The Company’s determination of the fair value used for the allocation of the purchase price is based upon assumptions of the future performance of Excell and includes work performed by a third-party valuation specialist. Due to the subjectivity involved in estimating the fair values and ultimate allocation of purchase price, we identified the fair value estimates for purchase price allocation of Excell intangible assets as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include:  obtaining an understanding of the process and assumptions used by management to develop the estimate of the purchase price allocation, obtaining an understanding of management’s controls relating to the purchase price allocation and tested the operating effectiveness of the controls, as necessary, engaging an internal valuation specialist to test certain assumptions and approaches used, testing cut-off of working capital at the acquisition date for any impact to the fair value assigned to the identifiable tangible and intangible assets acquired or liabilities assumed,  testing  management’s allocation, including testing of the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, and evaluated reasonableness and consistency of methodology and assumption.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2016.

Rochester, New York

March 8, 2022

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$8,413	$10,653
Trade accounts receivable, net of allowance for doubtful accounts of $346 and $317, respectively	20,232	21,054
Inventories, net	33,189	28,193
Prepaid expenses and other current assets	4,690	4,596
Total current assets	66,524	64,496
Property, plant and equipment, net	23,205	22,850
Goodwill	38,068	27,018
Other intangible assets, net	17,390	9,209
Deferred income taxes, net	11,472	11,836
Other noncurrent assets	2,879	2,292
Total assets	$159,538	$137,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,823	$10,839
Current portion of long-term debt	2,000	1,361
Accrued compensation and related benefits	1,842	1,748
Accrued expenses and other current liabilities	5,259	4,758
Total current liabilities	18,924	18,706
Long-term debt, net	18,857	-
Deferred income taxes	2,254	515
Other noncurrent liabilities	1,760	1,557
Total liabilities	41,795	20,778

Commitments and contingencies (Note 5)

Shareholders' Equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,522,427 shares and 20,373,519 shares, respectively; outstanding – 16,089,832 shares and 15,959,984 shares, respectively	2,052	2,037
Capital in excess of par value	186,518	185,464
Accumulated deficit	(47,832)	(47,598)
Accumulated other comprehensive loss	(1,653)	(1,782)
Treasury stock - at cost; 4,432,595 shares and 4,413,535 shares, respectively	(21,469)	(21,321)
Total Ultralife Corporation equity	117,616	116,800
Non-controlling interest	127	123
Total shareholders’ equity	117,743	116,923

Total liabilities and shareholders' equity	$159,538	$137,701

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2021	2020

Revenues	$98,267	$107,712
Cost of products sold	73,625	78,553
Gross profit	24,642	29,159

Operating expenses:
Research and development	6,826	5,947
Selling, general and administrative	17,781	17,511
Total operating expenses	24,607	23,458

Operating income	35	5,701

Other expense (income):
Interest and financing expense	242	436
Miscellaneous income	(56)	(165)
Gain on litigation settlement	-	(1,593)
Total other expense (income)	186	(1,322)

(Loss) income before income taxes	(151)	7,023
Income tax provision	79	1,692

Net (loss) income	(230)	5,331

Net income attributable to non-controlling interest	4	99

Net (loss) income attributable to Ultralife Corporation	(234)	5,232

Other comprehensive income:
Foreign currency translation adjustments	129	749

Comprehensive (loss) income attributable to Ultralife Corporation	$(105)	$5,981

Net (loss) income per share attributable to Ultralife Corporation common shareholders – Basic	$(.01)	$.33

Net (loss) income per share attributable to Ultralife Corporation common shareholders – Diluted	$(.01)	$.33

Weighted average shares outstanding – Basic	16,037	15,902
Weighted average shares outstanding – Diluted	16,037	16,096

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Common stock
	Number of shares	Amount	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Non- controlling interest	Total

Balance – December 31, 2019	20,268,050	$2,026	$184,292	$(2,531)	$(52,830)	$(21,231)	$24	$109,750

Net income					5,232		99	5,331
Stock option exercises	92,968	9	229			(75)		163
Stock-based compensation -stock options			838					838
Stock-based compensation -restricted stock			105					105
Vesting of restricted stock	12,501	2				(15)		(13)
Foreign currency translation adjustments				749				749

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923

Net loss					(234)		4	(230)
Stock option exercises	133,907	13	385			(133)		265
Stock-based compensation -stock options			618					618
Stock-based compensation -restricted stock			53					53
Vesting of restricted stock	15,001	2	(2)			(15)		(15)
Foreign currency translation adjustments				129				129

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)

	Year ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(230)	$5,331
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,906	2,340
Amortization of intangible assets	633	595
Amortization of financing fees	104	51
Stock-based compensation	671	943
Deferred income tax expense	(147)	1,386
Gain on litigation settlement	-	(1,593)
Changes in operating assets and liabilities:
Accounts receivable	4,423	9,211
Inventories, gross	(1,296)	1,799
Prepaid expenses and other assets	64	(134)
Income taxes receivable and payable	(91)	139
Accounts payable and other liabilities	(2,712)	1,652
Net cash provided by operating activities	4,325	21,720

INVESTING ACTIVITIES:
Purchase of Excell, net of cash acquired	(23,519)	-
Purchases of property, plant and equipment	(2,814)	(3,101)
Proceeds from sale of equipment	-	120
Net cash used in investing activities	(26,333)	(2,981)

FINANCING ACTIVITIES:
Proceeds from amended credit facilities	20,980	-
Payment of credit facilities	(1,474)	(15,842)
Proceeds from exercise of stock options	398	238
Tax withholdings on stock-based awards	(148)	(90)
Payment of debt issuance costs	(114)	-
Net cash provided by (used in) financing activities	19,642	(15,694)

Effect of exchange rate changes on cash	126	203

INCREASE (DECREASE) IN CASH	(2,240)	3,248

Cash - Beginning of year	10,653	7,405
Cash - End of year	$8,413	$10,653

Supplemental cash flow information:
Construction in process in accounts payable	$135	$675
Income taxes paid	$324	$264
Interest paid	$142	$375

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.	Description of Business

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly-owned subsidiary, CLB, INC.; Ultralife Excell Holding Corp. (“UEHC”); Ultralife Canada Holding Corp (“UCHC,” wholly owned by UEHC); Excell Battery Canada ULC (wholly owned by UCHC); 1336902 B.C. Unlimited Liability Company (“1336902 B.C.”, wholly owned by UCHC); Excell Battery Corporation USA (wholly owned by 1336902 B.C.); and our majority-owned joint venture Ultralife Batteries India Private Limited.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation and our wholly owned subsidiaries: Ultralife Batteries (UK) Ltd., Ultralife UK LTD, and its wholly-owned subsidiary Accutronics Ltd, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), Southwest Electronic Energy Corporation and its wholly-owned subsidiary, CLB, INC. (“SWE” collectively), Ultralife Excell Holding Corp. (“UEHC”), Ultralife Canada Holding Corp (“UCHC,” wholly owned by UEHC), Excell Battery Canada ULC (wholly owned by UCHC), 1336902 B.C. Unlimited Liability Company (“1336902 B.C.”, wholly owned by UCHC), Excell Battery Corporation USA (wholly owned by 1336902 B.C), and the majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2021 and 2020.

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

Inventories are stated at the lower of cost or net realizable value with cost determined under the first‑in, first‑out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

h.	Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows (in years):

Buildings	10	–	40
Machinery and Equipment	5	–	10
Furniture and Fixtures	5	–	10
Computer Hardware and Software	3	–	5
Leasehold Improvements	Lesser of useful life or lease term

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

The financial statements of our foreign subsidiaries are translated from the functional currency into U.S. dollar equivalents, with translation adjustments recorded as the sole component of accumulated other comprehensive income (loss). Exchange gains and losses related to foreign currency transactions and balances denominated in currencies other than the functional currency are recognized in net income (loss).

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

Revenues recognized from prior period performance obligations for the years ended December 31, 2021 and 2020 were not material.

As of December 31, 2021 and 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of December 31, 2021 and 2020 were not material.

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

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2021 and 2020.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2021 and 2020, we expended $8,042 and $7,316, respectively, on research and development, including costs of $1,216 and $1,369, respectively, on customer sponsored research and development activities, which are included in cost of goods sold.

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

r.	Concentration Related to Customers and Suppliers

One of our customers, a large defense primary contractor, comprised 20% and 17% of our total consolidated revenues for 2021 and 2020, respectively. Revenues for this customer represented 22% and 20% of our total Battery & Energy Products segment revenues for 2021 and 2020, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

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

The fair value of financial instruments approximated their carrying values at December 31, 2021 and 2020. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2021, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,306,824 outstanding stock options and 11,664 unvested restricted stock awards not included in the calculation of diluted EPS for the year ended December 31, 2021, as the effect would be antidilutive. For the comparable year ended December 31, 2020, 526,244 outstanding stock options and 26,665 outstanding restricted stock awards were included in the calculation of diluted weighted average shares outstanding, resulting in 193,568 potential common shares included in the calculation of diluted EPS. There were 690,919 outstanding stock options not included in the calculation of diluted EPS for the year ended December 31, 2020, as the effect would be antidilutive.

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

We have two operating segments – Battery & Energy Products and Communications Systems. The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

w.	Business Combinations

We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date.  Any excess of the purchase price over the net fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill.  Management determines the fair values of identifiable intangible assets acquired based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to change as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed twelve months from the acquisition date. We will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, we will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations and cash flows of acquired businesses are included in our consolidated financial statements from the date of acquisition.

x.	Leases

At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 8 for further disclosure regarding lease accounting.

y.	Recent Accounting Pronouncements

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

Note 2 – Acquisition

On December 13, 2021, the Company acquired all the outstanding shares of Excell for an aggregate net purchase price of $23,519 in cash.

On December 13, 2021, 1336889 B.C. Unlimited Liability Company, a British Columbia unlimited liability corporation and wholly-owned subsidiary of Ultralife Canada Holding Corp., a Delaware corporation (“UCHC”) and wholly-owned subsidiary of Ultralife Excell Holding Corp., a Delaware corporation (“UEHC”) and wholly-owned subsidiary of Ultralife Corporation, a Delaware corporation (“Ultralife” or the “Company”), completed the acquisition of all issued and outstanding shares of Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”) (the “Excell Canada Acquisition”), and, concurrently, 1336902 B.C. Unlimited Liability Company, a British Columbia unlimited liability corporation and wholly-owned subsidiary of UCHC, completed the acquisition of all issued and outstanding shares of 656700 B.C. LTD, a British Columbia corporation and sole owner of all issued and outstanding shares of Excell Battery Corporation USA, a Texas corporation (“Excell USA”, and together with Excell Canada, “Excell Battery Group” or “Excell”) (the “Excell USA Acquisition”, and together with the Excell Canada Acquisition, the “Excell Acquisition”).

Based in Canada with U.S. operations, Excell is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, ruggedized computers, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality.

The Excell Canada Acquisition was completed pursuant to a Share Purchase Agreement dated December 13, 2021 (the “Excell Canada Acquisition Agreement”) by and among 1336889 B.C. Unlimited Liability Company, Mark Kroeker, Randolph Peters, Brian Larsen, M. & W. Holdings Ltd., Karen Kroeker, Heather Peterson, Michael Kroeker, Nicholas Kroeker, Brentley Peters, Craig Peters, Kurtis Peters, Heather Larsen, Ian Kane, Carol Peters, and 0835205 B.C. LTD (the “Excell Canada Sellers”), Mark Kroeker in his capacity as the Excell Canada Sellers’ Representative, and Excell Canada. The Excell USA Acquisition was completed pursuant to a Share Purchase Agreement dated December 13, 2021 (the “Excell USA Acquisition Agreement”, and together with the Excell Canada Acquisition Agreement, the “Excell Acquisition Agreements”) by and among 1336902 B.C. Unlimited Liability Company, M. & W. Holdings Ltd., Ian Kane, Sanford Capital Ltd., Arcee Enterprises Inc., and 0835205 B.C. Ltd. (the “Excell USA Sellers”, and together with the Excell Canada Sellers, the “Sellers”), Mark Kroeker in his capacity as the Excell USA Sellers’ Representative, and 656700 B.C. LTD. The Excell Acquisition Agreements contain customary terms and conditions including representations, warranties and indemnification provisions. A portion of the consideration paid to the Sellers will be held in escrow for indemnification purposes.

The Excell Acquisition was funded by the Company through a combination of cash on hand and borrowings under the Amended Credit Facilities (Note 3).

The Excell Acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”).  Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date.  The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill.  Management is responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective.  The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date.  The purchase price allocation is subject to change should additional information existing as of the acquisition date about the fair value of the assets acquired and liabilities assumed become known.  The final purchase price allocation may reflect material changes in the valuation of assets acquired and liabilities assumed, including but not limited to intangible assets, fixed assets, deferred taxes, and residual goodwill.

Cash	$736
Accounts receivable	3,570
Inventories	3,622
Prepaid expenses and other current assets	785
Property, plant and equipment	429
Goodwill	11,019
Other intangible assets	8,830
Other noncurrent assets	991
Accounts payable	(1,450)
Accrued compensation and related benefits	(540)
Accrued expenses and other current liabilities	(720)
Deferred tax liability, net	(2,213)
Other noncurrent liabilities	(803)
Net assets acquired	$24,256

The goodwill included in the Company’s purchase price allocation presented above represents the value of Excell’s assembled and trained workforce, the incremental value that Excell engineering and technology will bring to the Company and the revenue growth which is expected to occur over time which is attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

Other intangible assets were valued using the income approach which requires a forecast of all expected future cash flows and the use of certain assumptions and estimates.  The following table summarizes the estimated fair value and annual amortization for each of the identifiable intangible assets acquired.

			Annual Amortization
	Estimated Fair Value	Amortization Period (Years)	Year 1	Year 2	Year 3	Year 4	Year 5
Customer relationships	$4,070	15	$271	$271	$271	$271	$271
Trade name	3,150	Indefinite	-	-	-	-	-
Customer contracts	1,130	15	75	75	75	75	75
Backlog	360	1	360	-	-	-	-
Technology	120	7	17	17	17	17	17
Total	$8,830		$724	$364	$364	$364	$364

We acquired right-of-use assets and assumed lease liabilities of $960 for Excell’s operating facilities.  Right-of-use assets are classified as other noncurrent assets, and current and long-term lease liabilities are classified as accrued expenses and other current liabilities and other noncurrent liabilities, respectively, on the Company’s consolidated balance sheet.

The operating results and cash flows of Excell are reflected in the Company’s consolidated financial statements from the date of acquisition. Excell is included in the Battery & Energy Products segment.

For the year ended December 31, 2021, from the December 13, 2021 acquisition date, Excell contributed revenue of $1,131 and net loss of $128, inclusive of a $121 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and amortization expense of $30 on acquired identifiable intangible assets. Excell did not have operations from December 23, 2021 thru December 31, 2021 due to a planned holiday closure.

During the year ended December 31, 2021, the Company incurred acquisition-related costs and other non-recurring expenses of $354 directly attributable to the acquisition, including one-time accounting, legal and due diligence services.

The following supplemental pro forma information presents the combined results of operations, inclusive of the acquisition accounting adjustments and one-time expenses described above, as if the acquisition of Excell had been completed on January 1, 2020, the beginning of the comparable prior period.

The supplemental pro forma results do not reflect the realization of potential synergies or other cost reductions following the completion of the business combination. The supplemental pro forma results are presented for informational purposes only and should not be considered indicative of the financial position or results of operations had the acquisition been completed as of the dates indicated and does not purport to indicate the future combined financial position or results of operation.

Set forth below are the unaudited supplemental pro forma results of the Company and Excell for the years ended December 31, 2021 and 2020 as if the acquisition had occurred as of January 1, 2020.

	Year Ended December 31,
	2021	2020
Revenue	$118,467	$125,826
Operating income	1,450	4,489
Net Income attributable to Ultralife Corporation	1,367	4,081
Net income per share attributable to Ultralife Corporation:
Basic	$.09	$.26
Diluted	$.08	$.25

The historical results of Excell reflected in the unaudited supplemental pro forma results for the year ended December 31, 2020 include a non-cash charge of $950 for the write-off of obsolete inventory in January 2020.

Note 3 – Debt

Credit Facilities

On December 13, 2021, Ultralife, Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), UEHC, UCHC and Excell USA, as borrowers, entered into the Second Amendment Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement dated May 31, 2017 as amended by the First Amendment Agreement by and among Ultralife, SWE, CLB and KeyBank dated May 1, 2019 (the “Credit Agreement”, and together with the Second Amendment Agreement, the “Amended Credit Agreement”).

The Amended Credit Agreement, among other things, provides for a 5-year, $10,000 senior secured term loan (the “Term Loan Facility”) and extends the term of the $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Amended Credit Facilities”) through May 30, 2025. Up to six months prior to May 30, 2025, the Revolving Credit Facility may be increased to $50,000 with the Bank’s concurrence.

Upon closing of the Excell Acquisition on December 13, 2021, the Company drew down the full amount of the Term Loan Facility and $10,980 under the Revolving Credit Facility. As of December 31, 2021, the Company had $10,000 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $10,980 outstanding on the Revolving Credit Facility. As of December 31, 2021, total unamortized debt issuance costs of $123, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

The remaining availability under the Revolving Credit Facility is subject to certain borrowing base limits based on trade receivables and inventories.

The Company is required to repay the borrowings under the Term Loan Facility in equal consecutive monthly payments commencing on February 1, 2022, in arrears, together with applicable interest. All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on January 1, 2027. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 30, 2025. The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated senior leverage ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter.

Borrowings under the Amended Credit Facilities are secured by substantially all the assets of the Company and its subsidiaries.

Interest will accrue on outstanding indebtedness under the Amended Credit Facilities at the Base Rate or the Overnight LIBOR Rate, as selected by the Company, plus the applicable margin. The Base Rate is the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 50 basis points, and (c) the Overnight LIBOR Rate plus one hundred basis points. The applicable margin ranges from zero to negative 50 basis points for the Base Rate and from 185 to 215 basis points for the Overnight LIBOR Rate and are determined based on the Company’s senior leverage ratio. The Second Amendment Agreement includes standard market provisions permitting the Bank to transition from LIBOR to a SOFR based rate, in its discretion

The Company must pay a fee of 0.15% to 0.25% based on the average daily unused availability under the Revolving Credit Facility.

Payments must be made by the Company to the extent borrowings exceed the maximum amount then permitted to be drawn on the Amended Credit Facilities and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

Note 4 - Supplemental Balance Sheet Information

a.	Cash and Restricted Cash

The Company had cash and restricted cash totaling $8,413 and $10,653 as of December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020
Cash	$8,329	$10,562
Restricted cash	84	91
Total	$8,413	$10,653

As of December 31, 2021 and December 31, 2020, restricted cash included $84 and $91, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

b.	Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2021	2020
Raw materials	$21,660	$17,277
Work in process	4,227	3,411
Finished products	7,302	7,505
Total	$33,189	$28,193

c.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2021	2020
Land	$1,273	$1,273
Buildings and leasehold improvements	15,442	15,393
Machinery and equipment	63,780	61,048
Furniture and fixtures	2,588	2,235
Computer hardware and software	7,579	6,894
Construction in progress	761	1,227
	91,423	88,070
Less – Accumulated depreciation	(68,218)	(65,220)
Total	$23,205	$22,850

Depreciation expense was $2,906 and $2,340 for the years ended December 31, 2021 and 2020, respectively.

d.	Goodwill and Other Intangible Assets

The Company conducted its annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2021.  We identified five goodwill reporting units and four indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. Based on the results of our quantitative impairment tests, and consideration of qualitative factors as of our test date and December 31, 2021, no impairments were identified.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2021 and 2020:

	Battery & Energy Products	Communications Systems	Total
Balance – January 1, 2021	$15,525	$11,493	$27,018
Acquisition of Excell	11,019	-	11,019
Effect of foreign currency translation	31	-	31
Balance – December 31, 2021	$26,575	$11,493	$38,068

The composition of intangible assets was:

	December 31, 2021,
	Cost	Accumulated amortization	Net
Customer relationships	$13,214	$5,484	$7,730
Patents and technology	5,667	5,126	541
Trade names	4,670	436	4,234
Trademarks	3,413	-	3,413
Other	1,490	18	1,472
Total other intangible assets	$28,454	$11,064	$17,390

	December 31, 2020,
	Cost	Accumulated amortization	Net
Customer relationships	$9,171	$5,115	$4,056
Patents and technology	5,557	5,014	543
Trade name	1,524	324	1,200
Trademarks	3,410	-	3,410
Total other intangible assets	$19,662	$10,453	$9,209

The change in the cost value of other intangible assets is a result of the Excell Acquisition (Note 2) and the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2021	2020
Research and development expense	$118	$124
Selling, general and administrative expense	515	471
Total	$633	$595

Future amortization expense of amortizable intangible assets will be approximately $1,286, $938, $927, $927 and $783 for the five fiscal years ending December 31, 2022 through 2026, respectively.

Note 5 - Commitments and Contingencies

a.	Legal Matters

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

On December 14, 2020, Ultralife was awarded a final settlement of $1,593 (net of fees) upon court approval and order authorizing distribution of settlement funds in a class action lawsuit (In Re: Lithium-ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California).  At the time of the court order, the settlement funds were held in an escrow account controlled by the court for administrative purposes, and there remained no potential for appeal or reversal of the court order.  Based on all conditions present upon the court order, it was concluded that the net settlement amount was fully realizable.  Accordingly, a gain of $1,593 was recognized and was separately reported as gain on litigation settlement on the consolidated statement of income and comprehensive income for the year ended December 31, 2020. The corresponding amount due was collected in full in January 2021.

b.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

c.	Purchase Commitments

As of December 31, 2021, we have made commitments to purchase approximately $630 of production machinery and equipment.

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

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Balance, January 1	$149	$195
Provision for warranties issued	142	200
Settlements made	(158)	(246)
Balance, December 31	$133	$149

Note 6 - Shareholders' Equity

We recorded non-cash stock compensation expense in each period as follows:

	Year ended December 31,
	2021	2020
Stock options	$618	$838
Restricted stock	53	105
Total	$671	$943

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

In June 2014, our shareholders approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) as the successor plan to the 2004 LTIP that expired on June 10, 2014. Under the 2014 LTIP, a total of 1,750,000 shares of common stock were made available for grant of awards. In July 2021, our shareholders approved an amendment to the 2014 LTIP to increase the total number shares of our common stock authorized to be issued pursuant to the 2014 LTIP to 2,750,000. Of the total number of shares of common stock available for awards under the 2014 LTIP, no more than 800,000 shares of common stock may be used for awards other than stock options and stock appreciation rights.  Grants under the 2014 LTIP may be awarded through June 2, 2024.

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Stock options vest over a three-year period and expire on the seventh anniversary of the grant date. As of December 31, 2021, there were 1,306,824 stock options outstanding under the 2014 LTIP. There were no stock options outstanding under the 2004 LTIP.

As of December 31, 2021, there was $850 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.4 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Risk-free interest rate	1.0%	0.4%
Volatility factor	50%	49%
Weighted average expected life (years)	4.8	5.3
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards for the years ended December 31, 2021 and 2020.

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

The following tables summarize data for the stock options issued by us:

Year ended December 31, 2021
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,217,163	$6.50
Options granted	340,500	6.78
Options exercised	(204,429)	4.39
Options forfeited or expired	(46,410)	7.44
Shares under option – December 31	1,306,824	$6.87	4.22	$504
Vested and expected to vest - December 31	1,189,175	$6.86	4.05	$492

Options exercisable – December 31	745,288	$6.85	2.80	$439

Year ended December 31, 2020
	Number of shares	Weighted average exercise price per share
Shares under option – January 1	1,541,792	$6.88
Options granted	256,000	6.51
Options exercised	(355,797)	6.08
Options forfeited or expired	(224,832)	9.76
Shares under option – December 31	1,217,163	$6.50

Options exercisable – December 31	738,452	$5.82

The following table represents additional information about stock options outstanding at December 31, 2021:

			Option outstanding			Options exercisable
Range of exercise prices			Number of outstanding options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$3.71	-	$5.31	325,579	2.68	$4.58	240,579	$4.34
$5.71	-	$6.51	321,411	4.36	6.28	166,602	6.07
$6.69	-	$7.16	205,750	6.45	6.97	11,667	7.09
$8.25	-	$9.96	454,084	4.22	8.88	326,440	9.08

$3.71	-	$9.96	1,306,824	4.22	$6.87	745,288	$6.85

The weighted average fair value of options granted during the years ended December 31, 2021 and 2020 was $2.90 and $2.78, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2021 and 2020 was $738 and $427, respectively.

Cash received from stock option exercises under our stock-based compensation plans for the years ended December 31, 2021 and 2020 was $398 and $238, respectively.

Restricted shares vest in equal annual installments over three years. As of December 31, 2021, there was $17 of total unrecognized compensation costs related to outstanding restricted shares, which we expect to recognize over a weighted average period of 1.2 years

There were 941,986 shares of common stock available for future issuance under equity compensation plans as of December 31, 2021.

Note 7 - Income Taxes

For the years ended December 31, 2021 and 2020, we recognized income tax expense of $79 and $1,692, respectively.

	Year ended December 31,
	2021	2020
Current:
State	$16	$23
Foreign	210	283
	226	306
Deferred:
Federal	(158)	1,673
Foreign	11	(287)
	(147)	1,386
Total income tax provision	$79	$1,692

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$12,567	$12,481
Tax credit carryforwards	2,239	2,070
Intangible assets	1,412	1,352
Accrued expenses, reserves and other	1,996	2,176
Research and development	1,999	984
Total deferred tax assets	20,213	19,063
Valuation allowance for deferred tax assets	(2,697)	(1,942)
Net deferred tax assets	17,516	17,121

Deferred tax liabilities:
Property, plant and equipment	(79)	(262)
Intangible assets	(8,219)	(5,538)
Total deferred tax liabilities	(8,298)	(5,800)

Net deferred tax assets	$9,218	$11,321

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	December 31,
	2021	2020

Deferred tax assets	$11,472	$11,836
Deferred tax liabilities	(2,254)	(515)
	$9,218	$11,321

For financial reporting purposes, net (loss) income from continuing operations before income taxes is as follows:

	Year ended December 31,
	2021	2020
United States	$(704)	$6,586
Foreign	553	437
	$(151)	$7,023

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year ended December 31,
	2021	2020

Statutory income tax rate	21%	21%
Increase (decrease) in tax provision resulting from:
Equity compensation	11.6	4.5
Acquisition-related costs	(34.7)
Income tax credits	72.7	(2.3)
Foreign tax rate change	(89.7)	-
Foreign tax rates	(15.5)	0.1
States taxes	(10.8)	0.3
Other	(7.0)	0.5
Effective income tax rate	(52.4)%	24.1%

As of December 31, 2021, it was concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized on the basis of management’s assessment.  In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence and concluded that positive factors, including our sustained profitability and continued improvement in our ability to achieve internal earnings forecasts, outweighed all negative factors, including our history of operating losses (prior to 2015) and historical operating volatility.  Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2022 thru 2037, and our general business tax credit carryforwards, which expire 2028 thru 2039.  As of December 31, 2021, our domestic net operating loss carryforwards and general business tax credits were $44,716 and $2,239, respectively.

As of December 31, 2021, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2021, we have not recognized a valuation allowance against our other foreign deferred tax assets.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2021 and 2020.

As of December 31, 2021, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  In August 2020, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for 2016-2018 with no material adjustments identified.  Our U.S. tax matters for 2020 and 2019 remain subject to IRS examination.  Our U.S. tax matters for 2002, 2005-2007 and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2002, 2005-2007 and 2011-2020 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2011 through 2020 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 8 – Operating Leases

The Company has operating leases predominantly for operating facilities.  As of December 31, 2021, the remaining lease terms on our operating leases range from approximately one (1) year to ten (10) years.  Lease terms include renewal options reasonably certain of exercise.  There is no transfer of title or option to purchase the leased assets upon expiration.  There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Year ended December 31,
	2021	2020
Operating lease cost	$762	$703
Variable lease cost	79	75
Total lease cost	$841	$778

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$744	$688
Right-of-use assets obtained in exchange for lease liabilities:	$1,020	$875

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2021	2020
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,581	$2,189

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$867	$680
Operating lease liability, net of current portion	Other noncurrent liabilities	1,743	1,524
Total operating lease liability		$2,610	$2,204

Weighted-average remaining lease term (years)		4.5	3.3

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of December 31, 2021 are as follows:

Maturity of Operating Lease Liabilities
2022	$889
2023	894
2024	434
2025	139
2026	140
Thereafter	424
Total lease payments	$2,920
Less: Imputed interest	(310)
Present value of remaining lease payments	$2,610

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the year ended December 31, 2021, the Company matched 100% on the first 3% and 50% on the next 2% contributed by the employee, or a maximum of 4% of the employee’s income. For the year ended December 31, 2020, the Company matched 50% on the first 6% contributed by the employee, or a maximum of 3% of the employee’s income. For 2021 and 2020, we contributed $586 and $466, respectively, to the 401(k) plan.

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

2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$87,083	$11,184	$-	$98,267
Segment contribution	21,063	3,579	(24,607)	35
Other expense			186	186
Income tax expense			79	79
Non-controlling interest			4	4
Net loss attributable to Ultralife				$(234)

Total assets	$110,633	$25,359	$23,546	159,538
Capital expenditures	$2,104	$255	$455	$2,814
Goodwill	$26,575	$11,493	-	$38,068
Depreciation and amortization of intangible assets	$2,847	$326	$366	$3,539
Stock-based compensation	$298	$125	$248	$671

2020:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$91,907	$15,805	$-	$107,712
Segment contribution	23,400	5,759	(23,458)	5,701
Other income			(1,322)	(1,322)
Income tax expense			1,692	1,692
Non-controlling interest			99	99
Net income attributable to Ultralife				$5,232

Total assets	$85,112	$26,425	$26,164	$137,701
Capital expenditures	$3,031	$-	$70	$3,101
Goodwill	$15,525	$11,493	-	$27,018
Depreciation and amortization of intangible assets	$2,269	$342	$324	$2,935
Stock-based compensation	$446	$155	$342	$943

Long-lived assets (comprised of property, plant and equipment; goodwill; and other intangible assets) held outside the U.S., principally in Canada, United Kingdom and China, were $26,762 and $12,456 as of December 31, 2021 and 2020, respectively.

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Year ended December 31, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$87,083	$64,079	$23,004
Communications Systems	11,184	-	11,184
Total	$98,267	$64,079	$34,188
		65%	35%

Year ended December 31, 2020:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$91,907	$62,330	$29,577
Communications Systems	15,805	-	15,805
Total	$107,712	$62,330	$45,382
		58%	42%

U.S. and Non-U.S. Revenue Information1:

Year ended December 31, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$87,083	$43,298	$43,785
Communications Systems	11,184	5,521	5,663
Total	$98,267	$48,819	$49,448
		50%	50%

Year ended December 31, 2020:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$91,907	$49,930	$41,977
Communications Systems	15,805	12,325	3,480
Total	$107,712	$62,255	$45,457
		58%	42%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Note 11 – Impact of COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved. During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials in addition to working closely with our customers and suppliers to meet the demand for our mission critical products serving medical device, first responder, public safety, energy and national security customers in an efficient and economically responsible manner.

COVID-19 adversely impacted our operating results during 2021 with an estimated negative impact to sales and operating profit of $11,000 and $4,500, respectively, primarily as a result of overall disruptions in supply chains and operations impacting both commercial and government/defense markets.  While we have maintained normal business operations at all our facilities throughout the year, the supply chain disruptions including increased lead times on key components experienced within our business and by our customers, impacted our work schedules and timing of shipments.  We exited 2021 with a backlog of $53,166, excluding Excell, representing an increase of $13,874 million or 35.3% from year-end 2020, largely attributable to the supply chain disruptions pushing shipments into 2022.

The extent to which COVID-19 may further impact our business is uncertain and will depend on many factors which we continue to monitor but cannot predict or fully control, including the duration and scope of the pandemic and its variants, resulting actions taken by governments, businesses and individuals, limited availability and/or increased cost of raw materials and components used in our products, and the flow-through impact on operations and supply chains. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  While we cannot predict the lingering effects the COVID-19 pandemic may cause, we will continue to work closely with our customers and suppliers to take actions when possible and within our control to mitigate the business risks involved.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

In accordance with guidance issued by the SEC, registrants are permitted to exclude acquisitions from the final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred while integrating the acquired operations. Our management’s evaluation of internal control over financial reporting excluded Excell, which we acquired on December 13, 2021, as discussed in Note 2 to the consolidated financial statements. Total revenue of Excell from the date of acquisition included in our consolidated results represented 1% of our consolidated revenues for the year ended December 31, 2021. Total assets of Excell (excluding acquired goodwill and other intangible assets which were included in management’s evaluation) represented 6% of our consolidated total assets as of December 31, 2021.

Freed Maxick CPAs, P.C., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report, which is included in Part II, Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2022 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,306,824	$6.87	941,986

Equity compensation plans not approved by security holders	-	-	-

Total	1,306,824	$6.87	941,986

See Note 6 in the notes to consolidated financial statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Corporate Governance – General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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
2.1

Share Purchase Agreement, dated December 13, 2021, by and among 1336889 B.C. Unlimited Liability Company, Mark Kroeker, Randolph Peters, Brian Larsen, M. & W. Holdings Ltd., Karen Kroeker, Heather Peterson, Michael Kroeker, Nicholas Kroeker, Brentley Peters, Craig Peters, Kurtis Peters, Heather Larsen, Ian Kane, Carol Peters, 0835205 B.C. LTD, and Excell Battery Canada Inc.

Exhibit 2.1 of the Form 8-K filed on December 16, 2021
2.2

Share Purchase Agreement, dated December 13, 2021, by and among 1336902 B.C. Unlimited Liability Company, M. & W. Holdings Ltd., Ian Kane, Sanford Capital Ltd., Arcee Enterprises Inc., 0835205 B.C. Ltd., and 656700 B.C. LTD

Exhibit 2.2 of the Form 8-K filed on December 16, 2021
2.3

Stock Purchase Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, Southwest Electronic Energy Medical Research Institute, and Claude Leonard Benckenstein

Exhibit 10.1 of the Form 8-K filed on May 2, 2019
2.4	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
4.2	Description of Registrant’s Securities	Exhibit 4.2 of the Form 10-K/A for the year ended December 31, 2019, filed April 28, 2020
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)

10.2†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.3†	Ultralife Corporation Amended 2014 Long-Term Incentive Plan	Appendix B of Form DEF 14A filed on June 1, 2021
10.4	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017
10.5	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of the Form 8-K filed on May 2, 2019
10.6†	Amendment No. 1 to Ultralife Corporation Amended 2014 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on June 1, 2021
10.7

Second Amendment Agreement, dated December 13, 2021, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., Ultralife Excell Holding Corp., Ultralife Canada Holding Corp., Excell Battery Corporation USA, and KeyBank National Association

Exhibit 10.1 of the Form 8-K filed on December 16, 2021
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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and December 31, 2020, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 8, 2022	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2022	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 8, 2022	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 8, 2022	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 8, 2022	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 8, 2022	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 8, 2022	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)