Form 10-K/A
period 2021-12-31
ULTRALIFE CORP
filed 2022-04-27
CIK 875657

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

As of April 25, 2022, the registrant had 16,127,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2021 as originally filed with the Securities and Exchange Commission on March 8, 2022 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about May 31, 2022 as we are holding our 2022 Annual Stockholders’ Meeting (the “Meeting”) on July 20, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any other information in or on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Unless expressly indicated or the context requires otherwise, the terms “Company”, “we”, “our”, and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

i

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

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael D. Popielec	60
Mr. Popielec has served as our President and Chief Executive Officer and as a director of the Company since December 30, 2010. Mr. Popielec has over 30 years’ experience in growing domestic and international industrial businesses. Prior to joining us, Mr. Popielec operated his own management consulting business from 2009 to 2010 and was Group President, Applied Technologies from 2008 to 2009 and Group President, Diversified Components from 2005 to 2007 at Carlisle Companies, Inc., a $2.5 billion diversified global manufacturer. Prior to that, from 2003 to 2005, he held various positions, including Chief Operating Officer, Americas, for Danka Business Systems, PLC. From 1985 to 2002, Mr. Popielec held positions of increasing responsibility at General Electric Company, culminating in his serving as a GE corporate officer and as President and Chief Executive Officer of GE Power Controls, the European arm of GE Industrial Systems. Mr. Popielec has a BS in Mechanical Engineering from Michigan State University. We believe Mr. Popielec’s service as a member of our Board of Directors is appropriate because of his position as President and Chief Executive Officer of the Company.

Thomas L. Saeli	65
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

Robert W. Shaw II	65
Mr. Shaw has been a director of the Company since June 2010.  Since 2015 he has been a consultant for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses. Since 2015 as well, he has been a senior advisor to Hornblower Group, the world's largest operator of excursion vessels, plus Seaward Services and the American Queen Steamboat Company.  Mr. Shaw has served as President of the largest dining and excursion boat operator in the United States, with over 100 vessels.  He has been President of a large mechanical contracting company specializing in the federal government and healthcare markets.  Mr. Shaw served in the US Marine Corps as an infantry Captain, has an MBA degree from Harvard University and a BS degree in engineering from Cornell University.  We believe Mr. Shaw’s service as a member of our Board of Directors is appropriate because of his management expertise and experience as an executive officer.

Ranjit C. Singh	69
Mr. Singh has been a director of the Company since August 2000 and served as Chair of our Board of Directors from December 2001 to June 2007. Mr. Singh is currently the Chief Executive Officer of CSR Consulting Group, which provides business and technology consulting services, a position that he has held since 2008. He previously served as President and Chief Executive Officer of Aptara, a content outsourcing services company, from February 2003 until July 2008. Prior to that, he was President and Chief Operating Officer of ContentGuard, which develops and markets digital property rights software. Before joining ContentGuard, Mr. Singh worked for Xerox as a corporate Senior Vice President responsible for the software and services businesses. Mr. Singh has a BS and MS in Electrical Engineering from University of Bath, England and an MBA from Worcester Polytechnic Institute. We believe Mr. Singh’s service as a member of our Board of Directors is appropriate because of his experience as an executive of and advisor to growing technology-based companies, his familiarity with international operations and his expertise in mergers and acquisitions.

Bradford T. Whitmore	64
Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 35.2% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. We believe Mr. Whitmore’s service as a member of the Board of Directors is appropriate because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for fiscal 2021 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Mr. Popielec’s information is set forth above with the other directors standing for election. Certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	67
Mr. Fain was appointed as our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. Before his appointment as Chief Financial Officer, he served as Vice President of Business Development, having joined us in February 2008. Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA (“Luxottica”). Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the world’s most sought-after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his BA in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

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

Our Board of Directors has determined that all but one of our directors, Michael D. Popielec, who serves as our President and Chief Executive Officer, are “independent” for purposes of listing standards of The NASDAQ Stock Market (“NASDAQ”) applicable to the Corporate Development and Governance Committee and the Compensation and Management Committee. In addition, our Board of Directors has determined that all but two of our directors, Michael D. Popielec and Bradford T. Whitmore, our Board Chair, are “independent” for purposes of NASDAQ listing standards applicable to the Audit and Finance Committee. We believe that the segregation of the roles of Board Chair from that of the President and Chief Executive Officer ensures better overall governance of our Company and provides meaningful checks and balances regarding our overall performance. This structure allows our President and Chief Executive Officer to focus on our business while the Board Chair leads our Board of Directors in establishing corporate policy and enhancing our governance structure and practices.

Our Board of Directors has three standing committees: the Audit and Finance Committee, the Corporate Development and Governance Committee, and the Compensation and Management Committee. During 2021, our Board of Directors held five meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2021, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

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

Our Board of Directors, consisting of five members, has one director who identifies as “diverse” in accordance with NASDAQ listing standards.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will appoint members of the committees and designate Chairs of those committees from among those individuals elected at the 2022 Annual Meeting of Stockholders to serve on our Board of Directors until the 2023 Annual Meeting of Stockholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Robert W. Shaw II and Ranjit C. Singh. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm. The committee meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2021.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Thomas L. Saeli and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes annual recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2021.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Thomas L. Saeli and Ranjit C. Singh. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2021.

Stockholder Recommendations and Standards for Director Nominations

As noted above, the Corporate Development and Governance Committee considers and establishes procedures regarding recommendations for nomination to our Board of Directors, including nominations submitted by stockholders. Such recommendations, if any, should be sent to our Corporate Secretary, Attn: Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. Any recommendations submitted to the Corporate Secretary should be in writing and should include any material the stockholder considers appropriate in support of that recommendation, and must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director, should he or she be elected. The Corporate Development and Governance Committee evaluates all potential candidates in the same manner, regardless of the source of the recommendation.

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

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2021. In addition, our standing committees meet in executive session on a regular basis.

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

Risk Management

Our management team is responsible for assisting the Corporate Development and Governance Committee in its assessment of our exposure to risks associated with the conduct of business. We have an enterprise risk management process to identify, assess and manage the most significant risks facing our Company. Our Corporate Development and Governance Committee has overall responsibility to regularly review management’s risk management process, including the policies and guidelines used by management to identify, assess and manage our exposure to risk on an on-going basis. Our Audit and Finance Committee has oversight responsibility for financial risks and other risks that could have a material impact on our Company. Our management reviews these financial risks with our Audit and Finance Committee regularly and reviews the risk management process, as it affects financial risks, with our Audit and Finance Committee on an on-going basis. Based upon this risk assessment and management process, the Board may recommend changes to the operations of the Company to reduce risk.

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

Annual Retainers

Each non-employee director will receive an annual cash retainer of $70,040, except for the Board Chair, who will receive an annual cash retainer of $103,000, for the period July 1, 2021 through June 30, 2022. Each non-employee director received an annual cash retainer of $70,040, except for the Board Chair, who received an annual cash retainer of $103,000, for the period July 1, 2020 through June 30, 2021. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2021 to June 30, 2022 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$5,410	$13,650
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for Board committee service for the period July 1, 2020 to June 30, 2021were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$5,410	$13,650
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2021, we paid our non-employee directors an aggregate $399,890.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2021.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	(1)	(2)	(3)	(4)	(5)	(6)
Thomas L. Saeli	99,650	-	-	-	-	-	99,650
Robert W. Shaw II	97,590	-	-	-	-	-	97,590
Ranjit C. Singh	99,650	-	-	-	-	-	99,650
Bradford T. Whitmore	103,000	-	-	-	-	-	103,000
	399,890	-	-	-	-	-	399,890

(1)	Amounts shown represent cash compensation earned during for 2021. Amounts may differ from amounts paid in 2021 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2021 or outstanding at December 31, 2021.

(3)	There were no option awards granted to our non-employee directors during 2021 or outstanding at December 31, 2021.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2021.

(5)	There were no non-qualified deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2021.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2021.

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

Executive Officer Compensation

This Amendment No. 1 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2021.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2021 and 2020:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Michael D. Popielec, President and Chief	2021	531,761	-	-	120,056	24,483	676,300
Executive Officer	2020	531,761	72,088	-	111,084	21,618	736,551
Philip A. Fain, Chief Financial Officer,	2021	338,713	-	-	60,028	16,712	415,453
Treasurer and Secretary	2020	338,713	30,612	-	55,542	13,342	438,209

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

(3)	There were no stock awards other than stock options granted during fiscal years 2021 and 2020.

(4)
Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2020, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)

Michael D. Popielec	2021	10,349	14,134	24,483
	2020	8,400	13,218	21,618
Philip A. Fain	2021	11,600	5,112	16,712
	2020	8,400	4,942	13,342

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

Base Salary

The Compensation and Management Committee evaluates the performance of Mr. Popielec, our President and Chief Executive Officer, and presents its evaluation and recommendation annually for base salary adjustment, if any, to the Board of Directors for approval. Mr. Popielec evaluates the performance of Mr. Fain, our Chief Financial Officer, Treasurer and Secretary, and presents his evaluation and recommendation annually for a base salary adjustment, if any, to the Compensation and Management Committee, which, in turn, may recommend acceptance of or adjustment to such base salary recommendation to the Board of Directors. If adjustments to base salaries are recommended and approved, the adjustments are made to be effective for a period ranging from twelve to fifteen months from the date of the last salary adjustment.

In 2020 and 2021, Mr. Popielec and Mr. Fain informed the Compensation and Management Committee, that they would voluntarily forego any base salary increases for 2020 and 2021, respectively, although they were eligible for increases based on a number of factors including individual and Company performance.

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

For 2021, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2021 were consolidated operating profit and revenue goals of $7.1 million and $114.0 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than the consolidated operating profit and revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in a 75% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 132% of the consolidated operating profit goal and achievement of over 100% to 111% of the revenue goal would result in an award ranging from 76% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 132% to 166% of the consolidated operating profit goal and over 111% to 139% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2021 financial performance, Messrs. Popielec and Fain did not earn STIP awards for 2021.

For 2020, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2020 were consolidated operating profit and revenue goals of $9.4 million and $122.3 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 78% of the consolidated operating profit goal or less than 85% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 78% to 100% of the consolidated operating profit goal and achievement of 85% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 125% of the consolidated operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

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

Refer to “Outstanding Equity Awards” below for stock options granted during 2021 and 2020. There were no other equity-based awards granted to our executive officers during 2021 and 2020.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2021, the Company matched 100% on the first 3% and 50% on the next 2% of an employee’s eligible contributions. For 2020, the Company matched 50% on the first 6% of an employee’s eligible contributions.

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

Outstanding Equity Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unearned (#)	Option Exercise Price ($)	Option Expiration Date
Michael D. Popielec	40,000	-	-	4.2902	6/1/2023
	40,000	-	-	9.8514	4/18/2025
	30,000	15,000 (1)	-	8.2523	7/23/2026
	13,334	26,666 (2)	-	6.5062	4/22/2027
	-	40,000 (3)	-	6.9694	10/20/2028
Philip A. Fain	30,000 (7)	-	-	3.7103	3/3/2022
	20,000	-	-	4.2902	6/1/2023
	20,000	-	-	5.7075	4/19/2024
	20,000	-	-	9.8514	4/18/2025
	16,667	8,333 (4)	-	8.2523	7/23/2026
	6,667	13,333 (5)	-	6.5062	4/22/2027
	-	20,000 (6)	-	6.9694	10/20/2028

(1)
On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 45,000 shares of our common stock. This option vested with respect to 15,000 shares on July 23, 2020 and 15,000 shares on July 23, 2021 and will vest with respect to 15,000 shares on July 23, 2022.

(2)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on April 22, 2021 and will vest with respect to 13,333 shares on April 22, 2022 and 13,333 shares on April 23, 2023.

(3)
On October 20, 2021 our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option will vest with respect to 13,334 shares on October 20, 2022, 13,333 shares on October 20, 2023 and 13,333 shares on October 20, 2024.

(4)
On July 23, 2019, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 25,000 shares of our common stock. This option vested with respect to 8,334 shares on July 23, 2020 and 8,333 shares on July 23, 2021 and will vest with respect to 8,333 shares on July 23, 2022.

(5)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 22, 2021 and will vest with respect to 6,667 shares on April 22, 2022 and 6,666 shares on April 23, 2023.

(6)
On October 20, 2021, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option will vest with respect to 6,667 shares on October 20, 2022, 6,666 shares on October 20, 2023 and 6,666 shares on October 20, 2024.

(7)	These options were subsequently exercised by Mr. Fain on March 2, 2022.

There were no other equity awards outstanding at December 31, 2021 for our executive officers.

Option Exercises

The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2021 for our executive officers.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Michael D. Popielec	19,292 (1)	143,942 (2)

Philip A. Fain	23,160 (3)	161,888 (4)

(1)
Represents shares of the Company’s common stock acquired on August 10, 2021 and December 17, 2021 upon the exercise of options for 40,000 shares of common stock otherwise expiring on March 3, 2022 and the exercise of options for 20,000 shares of common stock other expiring on March 5, 2022, net of shares of common stock having a fair market value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(2)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2014 LTIP.

(3)
Represents share of the Company’s common stock acquired on March 1, 2021 upon the exercise of options for 70,000 shares of common stock otherwise expiring on March 4, 2021, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(4)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2004 LTIP.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010. Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment. Mr. Popielec is also eligible to receive an annual cash bonus under our STIP if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation and Management Committee no later than January 31 of the year for which the bonus applies. The bonus goals and payout ranges for 2020 and 2021 are set forth above beginning on Page 9.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock. Certain of the options granted were conditional and subject to stockholder approval to increase the number of shares available under our Restated 2004 LTIP (“2004 LTIP”). Stockholder approval of this increase was obtained in June 2011. All options awarded to Mr. Popielec pursuant to the terms of his employee agreement were exercised or expired as of December 31, 2021. Mr. Popielec is eligible for additional stock option grants on recommendation of the Compensation and Management Committee. Refer to the Outstanding Equity Awards section above beginning on Page 11.

Mr. Popielec is also entitled to receive the retirement benefits, perquisites and other personal benefits described under the sections above entitled “Retirement Benefits” and “Perquisites and Other Personal Benefits”.

The employment agreement provides that Mr. Popielec’s employment is “at will.” Mr. Popielec is entitled to certain severance benefits if we terminate his employment without Business Reasons or a Constructive Termination occurs (as those terms are defined in the employment agreement), including: (a) salary continuation for a period of 12 months following the termination date; (b) a pro rata amount (calculated on a per diem basis) of the full-year bonus which Mr. Popielec would have earned for the calendar year in which the termination of employment occurs; (c) acceleration of vesting of all outstanding stock options and other equity awards to the extent that the outstanding options and other equity awards would otherwise have vested no more than 18 months after the date of termination, and all such options and other equity awards shall remain exercisable for one year following the termination date or through the original expiration date, if earlier; (d) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 12 months after the termination date followed by 18 months of executive-paid COBRA eligibility. In addition, if we terminate the employment of Mr. Popielec within 12 months following the occurrence of a Change in Control, without Business Reasons or if a Constructive Termination occurs, then Mr. Popielec shall be entitled to receive: (i) any earned but unpaid salary, any unpaid bonus from the prior year plus an amount equal to 18 months of his base salary as then in effect, payable immediately upon the termination date; (ii) one and one-half times his target bonus for the calendar year in which the termination date occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards, which are to remain exercisable for 18 months following the termination date, or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 24 months after the termination date. To the extent the vesting and/or accelerated payment of outstanding stock options would subject Mr. Popielec to the imposition of tax and/or penalties under Section 409A of the Internal Revenue Code, the vesting and/or payment of such stock options and other equity shall be delayed to the extent necessary to avoid the imposition of such tax and/or penalties. The employment agreement also provides for the continuation of certain benefits in the event Mr. Popielec’s employment is terminated for Disability (as defined in the employment agreement) or by his death. Mr. Popielec has also executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

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

All of the potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the 2004 LTIP and 2014 LTIP. The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements”. On June 18, 2018, the Compensation and Management Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the 2004 LTIP and 2014 LTIP). On October 18, 2018, the Compensation and Management Committee unanimously approved a modification to the retirement policy whereby an executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired.

Stock Ownership Guidelines

In order to better align the interests of our executive officers and stockholders, the Compensation and Management Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2021, the Compensation and Management Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $9.14 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2021 divided by the total shares traded for such two-year period. Each year the Compensation and Management Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after-tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 16,127,082 shares issued and outstanding as of April 25, 2022.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 1603 Orrington Avenue, Suite 900 Evanston, IL 60201	5,671,554	35.2%

Dimensional Fund Advisors LP (2) Building One 6300 Bee Cave Road Austin, TX 78746	1,070,696	6.6%

Visionary Wealth Advisors (3) 1405 North Green Mount Rd., Suite 500 O’Fallon, IL 62208	901,535	5.6%

(1)
Based on information contained in a Form 4 dated February 24, 2022 as filed by Bradford T. Whitmore with the SEC on February 28, 2022, Mr. Whitmore individually and as sole manager and sole voting member of SUNRAY I, LLC, a Delaware limited liability company and as General Partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 5,671,554 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 5,152,938 of such shares, of which 4,452,283 are held in the name in SUNRAY I, LLC, and shared voting and dispositive power (with Grace Brothers, LP) with respect to 518,616 of such shares.

(2)
Based on information contained in a Schedule 13G dated February 14, 2022 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2021, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Schedule 13G reported that Dimensional Fund Advisors LP had sole voting power as to 1,037,937 shares of common stock and sole dispositive power as to 1,070,696 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

(3)
Based on information contained in a Schedule 13G dated February 15, 2022 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2021, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 6,000 shares of common stock and shared dispositive power as to 901,535 shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 25, 2022 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael D. Popielec	453,176 (3)	2.8% (4)
Thomas L. Saeli	60,446	*
Robert W. Shaw II	60,750	*
Ranjit C. Singh	79,801	*
Bradford T. Whitmore	5,671,554 (5)	35.2%
Philip A. Fain	218,501 (6)	1.3% (7)
All Directors and Executive Officers as a group (6 persons)	6,544,228 (8)	40.0% (9)

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

(2)	Except as otherwise indicated, computations are based on 16,127,082 shares outstanding as of April 25, 2022.

(3)
The number of shares deemed to be beneficially owned consists of 316,509 shares of common stock held by Mr. Popielec as of April 25, 2022, or 2.0% of common stock outstanding as of that date, and 136,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(4)
Computed based on 16,263,749 shares of common stock deemed outstanding, which consists of 16,127,082 shares of common stock outstanding as of April 25, 2022 and 136,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(5)	See “Security Ownership of Certain Beneficial Owners” above.

(6)
The number of shares deemed to be beneficially owned consists of 128,500 shares of common stock held by Mr. Fain as of April 25, 2022, or less than 1% of common stock outstanding as of that date, and 90,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(7)
Computed based on 16,217,083 shares of common stock deemed outstanding, which consists of 16,127,082 shares of common stock outstanding as of April 25, 2022 and 90,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(8)
The number of shares deemed to be beneficially owned consists of 6,317,560 shares of common stock held by all directors and executive officers as a group as of April 25, 2021, or 39.2% of common stock outstanding as of that date, and 226,668 shares of common stock subject to options that may be exercised within 60 days.

(9)
Computed based on 16,353,750 shares of common stock deemed outstanding, which consists of 16,127,082 shares of common stock outstanding as of April 25, 2022 and 226,668 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2021.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics. The Committee then either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2021 and 2020, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this Amendment No. 1.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2021 and 2020.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2021 and 2020 were:

	2021	2020
Audit Fees	$425,341	$381,205
Audit - Related Fees	8,500	8,000
Tax Fees	19,224	-
Total Fees	$453,065	$389,205

Audit Fees

Audit fees were for professional services rendered for the audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees for 2021 include fees attributable to business combination accounting and reporting relating to the Company’s acquisition of the business of Excell Battery Group in December 2021. Audit fees for 2020 include fees attributable to the first-year attestation of internal controls over financial reporting for Southwest Electronic Energy Corporation acquired by the Company in May 2019.

Audit-Related Fees

Audit-related fees were for the annual audits of our 401(k) defined contribution plan.

Tax Fees

Tax fees were attributable to due diligence performed in connection with the Company’s acquisition of Excell Battery Group in 2021.

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

Previously filed with Form 10-K for the year ended December 31, 2021, as filed on March 8, 2022.

Auditor information:
Freed Maxick CPAs, P.C.
Rochester, New York
PCAOB ID 317

3.	Exhibits:

See the Exhibit Index below.

EXHIBIT INDEX

Exhibit Index	Description of Document	Filed Herewith or Incorporated by Reference from:
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
Exhibit 10.1 of the Form 8-K filed on December 16, 2021
21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with Form 10-K for the year ended December 31, 2021, filed March 8, 2022
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 27, 2022	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 27, 2022	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 27, 2022	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 27, 2022	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 27, 2022	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 27, 2022	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 27, 2022	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)