Form 10-Q
period 2022-03-31
ULTRALIFE CORP
filed 2022-04-28
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2022 and March 31, 2021	2

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2022 and March 31, 2021	3

	Consolidated Statements of Changes in Shareholders’ Equity for the Three-Month Periods Ended March 31, 2022 and March 31, 2021	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$6,050	$8,413
Trade accounts receivable, net of allowance for doubtful accounts of $325 and $346, respectively	22,909	20,232
Inventories, net	36,380	33,189
Prepaid expenses and other current assets	3,803	4,690
Total current assets	69,142	66,524
Property, plant and equipment, net	22,773	23,205
Goodwill	37,926	38,068
Other intangible assets, net	17,043	17,390
Deferred income taxes, net	11,804	11,472
Other noncurrent assets	2,701	2,879
Total assets	$161,389	$159,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,235	$9,823
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	1,615	1,842
Accrued expenses and other current liabilities	5,165	5,259
Total current liabilities	20,015	18,924
Long-term debt	19,981	18,857
Deferred income taxes	2,178	2,254
Other noncurrent liabilities	1,574	1,760
Total liabilities	43,748	41,795

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,560,796 shares at March 31, 2022 and 20,522,427 shares at December 31, 2021; outstanding – 16,127,082 shares at March 31, 2022 and 16,089,832 shares at December 31, 2021	2,056	2,052
Capital in excess of par value	186,816	186,518
Accumulated deficit	(48,000)	(47,832)
Accumulated other comprehensive loss	(1,889)	(1,653)
Treasury stock - at cost; 4,433,714 shares at March 31, 2022 and 4,432,595 shares at December 31, 2021	(21,476)	(21,469)
Total Ultralife Corporation equity	117,507	117,616
Non-controlling interest	134	127
Total shareholders’ equity	117,641	117,743

Total liabilities and shareholders’ equity	$161,389	$159,538

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (In Thousands except per share amounts) (Unaudited)

	Three-month period ended
	March 31, 2022	March 31, 2021

Revenues	$30,373	$25,973
Cost of products sold	23,415	18,995
Gross profit	6,958	6,978

Operating expenses:
Research and development	1,857	1,647
Selling, general and administrative	5,396	4,379
Total operating expenses	7,253	6,026

Operating (loss) income	(295)	952

Other (expense) income:
Interest and financing expense	(134)	(56)
Miscellaneous income	17	-
Total other expense	(117)	(56)

(Loss) income before income taxes	(412)	896
Income tax (benefit) provision	(251)	217

Net (loss) income	(161)	679

Net income attributable to non-controlling interest	(7)	(8)

Net (loss) income attributable to Ultralife Corporation	(168)	671

Other comprehensive (loss) gain:
Foreign currency translation adjustments	(236)	103

Comprehensive (loss) income attributable to Ultralife Corporation	$(404)	$774

Net (loss) income per share attributable to Ultralife common shareholders – basic	$(.01)	$.04

Net (loss) income per share attributable to Ultralife common shareholders – diluted	$(.01)	$.04

Weighted average shares outstanding – basic	16,104	15,973
Potential common shares	-	179
Weighted average shares outstanding - diluted	16,104	16,152

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three-month period ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES:
Net (loss) income	$(161)	$679
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	816	730
Amortization of intangible assets	328	154
Amortization of financing fees	7	26
Stock-based compensation	189	184
Deferred income taxes	(402)	168
Proceeds from litigation settlement	-	1,593
Changes in operating assets and liabilities:
Accounts receivable	(2,724)	1,952
Inventories	(3,274)	367
Prepaid expenses and other assets	977	225
Accounts payable and other liabilities	1,022	(2,175)
Net cash (used in) provided by operating activities	(3,222)	3,903

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(371)	(489)
Net cash used in investing activities	(371)	(489)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,450	-
Payments on term loan facility	(333)	(393)
Proceeds from exercise of stock options	113	31
Tax withholdings on stock-based awards	(7)	(58)
Net cash provided by (used in) financing activities	1,223	(420)

Effect of exchange rate changes on cash	7	15

(DECREASE) INCREASE IN CASH	(2,363)	3,009

Cash, Beginning of period	8,413	10,653
Cash, End of period	$6,050	$13,662

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					671		8	679
Stock option exercises	37,159	4	27			(52)		(21)
Stock-based compensation – stock options			163					163
Stock-based compensation – restricted stock			21					21
Vesting of restricted stock	5,833	1	(1)			(7)		(7)
Foreign currency translation adjustments adjustments				103				103
Balance – March 31, 2021	20,416,511	$2,042	$185,674	$(1,679)	$(46,927)	$(21,380)	$131	$117,861

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net (loss) income					(168)		7	(161)
Stock option exercises	38,369	4	109			(7)		106
Stock-based compensation – stock options			181					181
Stock-based compensation – restricted stock			8					8
Foreign currency translation adjustments adjustments				(236)				(236)
Balance – March 31, 2022	20,560,796	$2,056	$186,816	$(1,889)	$(48,000)	$(21,476)	$134	$117,641

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2021.

The December 31, 2021 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

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

On December 13, 2021, 1336889 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and wholly-owned subsidiary of Ultralife Canada Holding Corp., a Delaware corporation (“UCHC”) and wholly-owned subsidiary of Ultralife Excell Holding Corp., a Delaware corporation (“UEHC”) and wholly-owned subsidiary of Ultralife Corporation, completed the acquisition of all issued and outstanding shares of Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”) (the “Excell Canada Acquisition”), and, concurrently, 1336902 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and wholly-owned subsidiary of UCHC, completed the acquisition of all issued and outstanding shares of 656700 B.C. LTD, a British Columbia corporation and sole owner of all issued and outstanding shares of Excell Battery Corporation USA, a Texas corporation (“Excell USA”, and together with Excell Canada, “Excell Battery Group” or “Excell”) (the “Excell USA Acquisition”, and together with the Excell Canada Acquisition, the “Excell Acquisition”).

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

The Excell Canada Acquisition was completed pursuant to a Share Purchase Agreement dated December 13, 2021 (the “Excell Canada Acquisition Agreement”) by and among 1336889 B.C. Unlimited Liability Company, Mark Kroeker, Randolph Peters, Brian Larsen, M. & W. Holdings Ltd., Karen Kroeker, Heather Peterson, Michael Kroeker, Nicholas Kroeker, Brentley Peters, Craig Peters, Kurtis Peters, Heather Larsen, Ian Kane, Carol Peters, and 0835205 B.C. LTD (the “Excell Canada Sellers”), Mark Kroeker in his capacity as the Excell Canada Sellers’ Representative, and Excell Canada.  The Excell USA Acquisition was completed pursuant to a Share Purchase Agreement dated December 13, 2021 (the “Excell USA Acquisition Agreement”, and together with the Excell Canada Acquisition Agreement, the “Excell Acquisition Agreements”) by and among 1336902 B.C. Unlimited Liability Company, M. & W. Holdings Ltd., Ian Kane, Sanford Capital Ltd., Arcee Enterprises Inc., and 0835205 B.C. Ltd. (the “Excell USA Sellers”, and together with the Excell Canada Sellers, the “Sellers”), Mark Kroeker in his capacity as the Excell USA Sellers’ Representative, and 656700 B.C. LTD.  The Excell Acquisition Agreements contain customary terms and conditions including representations, warranties and indemnification provisions.  A portion of the consideration paid to the Sellers is being held in escrow for indemnification purposes for a period of twelve months from the closing date.

The Excell Acquisition was funded by the Company through a combination of cash on hand and borrowings under the Amended Credit Facilities (Note 3).

The Excell Acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill. Management is responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective. The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is subject to change should additional information existing as of the acquisition date about the fair value of the assets acquired and liabilities assumed becomes known. The final purchase price allocation may reflect material changes in the valuation of assets acquired and liabilities assumed, including but not limited to intangible assets, fixed assets, deferred taxes, and residual goodwill.

Cash	$736
Accounts receivable	3,570
Inventories	3,622
Prepaid expenses and other current assets	785
Property, plant and equipment	429
Goodwill	10,989
Other intangible assets	8,870
Other noncurrent assets	991
Accounts payable	(1,450)
Accrued compensation and related benefits	(540)
Accrued expenses and other current liabilities	(720)
Deferred tax liability, net	(2,223)
Other noncurrent liabilities	(803)
Net assets acquired	$24,256

The purchase price allocation was adjusted during the three-month period ended March 31, 2022 to reflect a change in the estimated fair value of certain other intangible assets acquired. The measurement period adjustment resulted in a $40 increase in other intangible assets acquired, a $10 increase in deferred tax liabilities and a $30 decrease to goodwill. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of March 31, 2022.

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

			Annual Amortization
	Estimated Fair Value	Amortization Period (Years)	Year 1	Year 2	Year 3	Year 4	Year 5
Customer relationships	$4,100	15	$273	$273	$273	$273	$273
Trade name	3,150	Indefinite	-	-	-	-	-
Customer contracts	1,140	15	76	76	76	76	76
Backlog	360	1	360	-	-	-	-
Technology	120	7	17	17	17	17	17
Total	$8,870		$726	$366	$366	$366	$366

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

For the three months ended March 31, 2022, Excell contributed revenue of $6,436 and net income of $394, inclusive of amortization expense of $182 on acquired identifiable intangible assets and a $55 increase in cost of products sold attributable to the fair market value step-up of acquired inventory sold during the period.

3.	DEBT

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

Upon closing of the Excell Acquisition on December 13, 2021, the Company drew down the full amount of the Term Loan Facility and $10,980 under the Revolving Credit Facility. As of March 31, 2022, the Company had $9,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the consolidated balance sheet, and $12,430 outstanding on the Revolving Credit Facility. As of March 31, 2022, total unamortized debt issuance costs of $116, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 31, 2022, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,204,490 outstanding stock options and 11,664 unvested restricted stock awards not included in the calculation of diluted EPS for the three-month period ended March 31, 2022, as the effect would be antidilutive. For the comparable three-month period ended March 31, 2021, 459,650 stock options and 20,832 restricted stock awards were included in the calculation of diluted weighted average shares outstanding resulting in 178,781 additional shares in the calculation of diluted EPS. There were 668,917 outstanding stock options for the three-month period ended March 31, 2021 that were not included in the calculation of diluted EPS, as the effect would be antidilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2022 and December 31, 2021. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	March 31,	December 31,
	2022	2021
Cash	$5,968	$8,329
Restricted cash	82	84
Total	$6,050	$8,413

As of March 31, 2022 and December 31, 2021, restricted cash included $82 and $84, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2022	2021
Raw materials	$23,673	$21,660
Work in process	3,521	4,227
Finished goods	9,186	7,302
Total	$36,380	$33,189

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Land	$1,273	$1,273
Buildings and leasehold improvements	15,443	15,442
Machinery and equipment	64,137	63,780
Furniture and fixtures	2,654	2,588
Computer hardware and software	7,586	7,579
Construction in process	704	761
	91,797	91,423
Less: Accumulated depreciation	(69,024)	(68,218)
Property, plant and equipment, net	$22,773	$23,205

Depreciation expense for property, plant and equipment was $816 and $730 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2022.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2021	$26,575	$11,493	$38,068
Measurement period adjustment (1)	(30)	-	(30)
Effect of foreign currency translation	(112)	-	(112)
Balance – March 31, 2022	$26,433	$11,493	$37,926

(1)	Change for measurement period adjustment related to Excell Acquisition (Note 2).

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2022
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,170	$5,614	$7,556
Patents and technology	5,637	5,137	500
Trade names	4,659	458	4,201
Trademarks	3,413	-	3,413
Other	1,500	127	1,373
Total other intangible assets	$28,379	$11,336	$17,043

	at December 31, 2021
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,214	$5,484	$7,730
Patents and technology	5,667	5,126	541
Trade names	4,670	436	4,234
Trademarks	3,413	-	3,413
Other	1,490	18	1,472
Total other intangible assets	$28,454	$11,064	$17,390

The change in the cost of total intangible assets from December 31, 2021 to March 31, 2022 is a result of measurement period adjustment for the Excell Acquisition (Note 2) and the effect of foreign currency translations.

Amortization expense for intangible assets was $328 and $154 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively. Amortization included in selling, general and administrative expenses was $302 and $121 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively. Amortization included in research and development expenses was $26 and $33 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2022	2021
Stock options	$181	$163
Restricted stock grants	8	21
Total	$189	$184

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2022, there was $670 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,306,824	$6.87
Granted	-	-
Exercised	(58,750)	3.81
Forfeited or expired	(43,584)	6.75
Outstanding at March 31, 2022	1,204,490	$7.02	4.31	$154
Vested and expected to vest at March 31, 2022	1,086,934	$7.03	4.16	$152
Exercisable at March 31, 2022	644,453	$7.13	2.96	$145

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2022 and March 31, 2021 was $113 and $31, respectively.

In October 2020, 5,000 shares of restricted stock were awarded to an employee at a weighted-average grant date fair value of $6.08 per share. In April 2019, 20,000 shares of restricted stock were awarded to certain of our employees at a weighted-average grant date fair value of $11.12 per share. All outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to these restricted shares was $9 at March 31, 2022, which is expected to be recognized over a weighted average period of 1.4 years.

7.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2022 and March 31, 2021 was (60.9%) and 24.2%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of permanent and discrete adjustments on a smaller amount of pretax loss.

As of December 31, 2021, we have domestic net operating loss (“NOL”) carryforwards of $44,716, which expire 2022 thru 2037, and domestic tax credits of $2,239, which expire 2028 thru 2039, available to reduce future taxable income. As of March 31, 2022, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2022, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2022, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2022, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2022 and December 31, 2021.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  In August 2020, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for 2016-2018 with no material adjustments identified.  Our U.S. tax matters for 2019-2021 remain subject to IRS examination.  Our U.S. tax matters for 2002, 2005-2007 and 2011-2015 also remain subject to IRS examination due to the remaining availability of NOL carryforwards generated in those years. Our U.S. tax matters for 2002, 2005-2007 and 2011-2021 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2011 through 2021 remain subject to examination by the respective foreign tax jurisdiction authorities.

8.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2022, the remaining lease terms on our operating leases range from approximately one (1) year to ten (10) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2022	2021
Operating lease cost	$233	$187
Variable lease cost	24	19
Total lease cost	$257	$206

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$227	$181
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,401	$2,581

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$869	$867
Operating lease liability, net of current portion	Other noncurrent liabilities	1,558	1,743
Total operating lease liability		$2,427	$2,610

Weighted-average remaining lease term (years)		4.4	4.5

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of March 31, 2022 are as follows:

Maturity of operating lease liabilities
2022	$664
2023	897
2024	464
2025	140
2026	142
2027	142
Thereafter	288
Total lease payments	2,737
Less: Imputed interest	(310)
Present value of remaining lease payments	$2,427

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2022, we have made commitments to purchase approximately $953 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2022 and 2021 were as follows:

	Three-month period ended March 31,
	2022	2021
Accrued warranty obligations – beginning	$133	$149
Accruals for warranties issued	18	45
Settlements made	(31)	(23)
Accrued warranty obligations – ending	$120	$171

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

Revenues recognized from prior period performance obligations for the three-month periods ended March 31, 2022 and 2021 were not material.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of March 31, 2022 and December 31, 2021 were not material. As of March 31, 2022 and December 31, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended March 31, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$29,150	$1,223	$-	$30,373
Segment contribution	6,721	237	(7,253)	(295)
Other expense			(117)	(117)
Tax benefit			251	251
Non-controlling interest			(7)	(7)
Net loss attributable to Ultralife				$(168)

Three-month period ended March 31, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,111	$3,862	$-	$25,973
Segment contribution	5,436	1,542	(6,026)	952
Other expense			(56)	(56)
Tax provision			(217)	(217)
Non-controlling interest			(8)	(8)
Net income attributable to Ultralife				$671

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$29,150	$23,260	$5,890
Communications Systems	1,223	-	1,223
Total	$30,373	$23,260	$7,113
		77%	23%

Three-month period ended March 31, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,111	$14,345	$7,766
Communications Systems	3,862	-	3,862
Total	$25,973	$14,345	$11,628
		55%	45%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$29,150	$14,540	$14,610
Communications Systems	1,223	1,152	71
Total	$30,373	$15,692	$14,681
		52%	48%

Three-month period ended March 31, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,111	$12,590	$9,521
Communications Systems	3,862	1,468	2,394
Total	$25,973	$14,058	$11,915
		54%	46%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the continued impact of COVID-19 and the related supply chain disruptions on our business, operating results and financial condition; our reliance on certain key customers; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; our efforts to develop new commercial applications for our products; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; the unique risks associated with our China operations; potential disruptions in our supply of raw materials and components; our ability to retain top management and key personnel; possible breaches in information systems security and other disruptions in our information technology systems; our resources being overwhelmed by our growth; possible future declines in demand for the products that use our batteries or communications systems; potential costs attributable to the warranties we supply with our products and services; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; our entrance into new end-markets which could lead to additional financial exposure; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; our exposure to foreign currency fluctuations; negative publicity concerning Lithium-ion batteries; possible impairments of our goodwill and other intangible assets; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2021 to reflect new information or risks, future events or other developments.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Form 10-Q, and the consolidated financial statements and notes thereto and risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

The financial information in this MD&A is presented in thousands of dollars, except for share and per share amounts, unless otherwise specified.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, SWE SEASAFE™, Excell Battery Group and Criterion Gauge brands.  We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes:  Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes:  RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. See Note 11 to the consolidated financial statements of this Form 10-Q.

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

COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world. The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved. During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials and meeting the demand of our customers. While we have maintained normal business operations at all our facilities with the exception of the well-publicized shutdowns in China which impacted our Shenzhen facility in the first quarter of 2022, the supply chain disruptions including increased lead times on key components experienced within our business and by our customers, impacted our work schedules and timing of shipments. The continuing impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and its variants, resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains. Potential effects of COVID-19 that may continue to adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets. Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause. Consequently, there may be adverse effects in addition to those described above. We will continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved and the potential effects of COVID-19 on our business.

Overview

Consolidated revenues of $30,373 for the three-month period ended March 31, 2022, increased by $4,400 or 16.9%, over $25,973 for the three-month period ended March 31, 2021, reflecting our December 13, 2021 acquisition of Excell Battery Group (“Excell”) and increased sales in our medical, oil & gas and industrial battery markets, partially offset by lower revenues for government/defense which continued to be impacted by supply chain challenges. Excluding Excell, commercial revenues of $16,824 for the quarter-ended March 31, 2022 increased $2,479 or 17.3% over the year-earlier period, and government/defense revenues of $7,113 decreased $4,515 or 38.8% from the 2021 period.

Gross profit was $6,958, or 22.9% of revenue, for the three-month period ended March 31, 2022, compared to $6,978, or 26.9% of revenue, for the same quarter a year ago. The 400-basis point decline primarily reflects the lower sales volume for Communications Systems resulting in lower factory throughput and incremental costs in 2022 associated with supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of a multitude of new products to higher volume production.

Operating expenses increased to $7,253 for the three-month period ended March 31, 2022, compared to $6,026 for the three-month period ended March 31, 2021. The increase of $1,227 or 20.4% was primarily attributable to our acquisition of Excell which contributed operating expenses of $1,058. Excluding Excell, operating expenses increased by $169 or 2.8% reflecting our continued investment in new product development, including approximately $360 for engineering resources and test materials dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract form the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. Operating expenses as a percentage of sales increased 70 basis points from 23.2% for the first quarter of 2021 to 23.9% for the current quarter.

Operating loss for the three-month period ended March 31, 2022 was ($295), or (1.0%) of revenues, compared to operating income of $952, or 3.7% of revenues, for the year-earlier period. The decrease in operating income primarily resulted from lower sales for our Communications Systems segment, a reduction in gross margin due to supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of new products to high volume manufacturing, higher new product development costs to support our organic growth initiatives, and $125 of acquisition accounting adjustments and one-time expenses related to the acquisition of Excell.

Net loss attributable to Ultralife was ($168), or ($0.01) per share – basic and diluted, for the three-month period ended March 31, 2022, compared to net income attributable to Ultralife of $671, or $0.04 per share – basic and diluted, for the three-month period ended March 31, 2021.

Adjusted EBITDA, defined as net (loss) income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,103, or 3.6% of revenues, for the first quarter of 2022, compared to $2,012, or 7.8% of revenues, for the first quarter of 2021. See the section “Adjusted EBITDA” beginning on Page 21 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Looking forward, as we balance the impact of current supply chain disruptions, we continue to advance new product development initiatives, receive early acceptance of our new product rollouts, and transition new products to production, thereby retaining the view that our long-term profitable growth drivers, strategy, and expectations remain sound and achievable.

Results of Operations

Three-Month Periods Ended March 31, 2022 and March 31, 2021

Revenues. Consolidated revenues for the three-month period ended March 31, 2022 were $30,373, an increase of $4,400, or 16.9%, over $25,973 for the three-month period ended March 31, 2021. Overall, commercial sales increased 62.1% while government/defense sales decreased 38.8% from the 2021 period. Revenues for the 2022 period include Excell which was acquired by the Company on December 13, 2021.

Battery & Energy Products revenues increased $7,039, or 31.8%, from $22,111 for the three-month period ended March 31, 2021 to $29,150 for the three-month period ended March 31, 2022. The increase was attributable to the $6,436 revenue contribution from the acquisition of Excell, and a 17.3% increase in commercial sales excluding Excell, partially offset by a 24.2% reduction in government/defense sales. The increase in commercial sales, excluding Excell, was driven by a 30.5% increase in industrial market sales including our new Thionyl Chloride and thin cell battery cells, a 20.0% increase in oil & gas market sales reflecting the recent rebound in the energy sector, and a 8.4% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices. The decline in government/defense sales was primarily due to supply chain disruptions experienced by our customers which pushed out sales to future periods.

Communications Systems revenues decreased $2,639, or 68.3%, from $3,862 for the three-month period ended March 31, 2021 to $1,223 for the three-month period ended March 31, 2022. This decrease is primarily attributable to supply chain disruptions including extended lead times for components and the push out of certain orders by our customers which delayed approximately $1,600 of sales to future periods and the placement and fulfillment of an order from an international defense contractor in the first quarter of 2021 which is not expected to reoccur until later in 2022.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $23,415 for the quarter ended March 31, 2022, an increase of $4,420, or 23.3%, from the $18,995 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.1% for the three-month period ended March 31, 2021 to 77.1% for the three-month period ended March 31, 2022. Correspondingly, consolidated gross margin decreased from 26.9% for the three-month period ended March 31, 2021, to 22.9% for the three-month period ended March 31, 2022, primarily reflecting lower factory volume for our Communications Systems segment, incremental costs in 2022 associated with supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of a multitude of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the first quarter of 2022 was $6,721, an increase of $1,285 or 23.6% over gross profit of $5,436 for the first quarter of 2021. Battery & Energy Products’ gross margin of 23.1% decreased by 150 basis points from the 24.6% gross margin for the year-earlier period, reflecting sales mix, incremental costs associated with the transition of new products to higher volume production and higher materials and logistics costs on incoming materials in advance of price realization from customers.

For our Communications Systems segment, gross profit for the first quarter of 2022 was $237 or 19.4% of revenues, compared to gross profit of $1,542 or 39.9% of revenues, for the first quarter of 2021. The decline was primarily due to lower factory volume resulting in the under-absorption of factory costs and unfavorable sales mix.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2022 were $7,253, an increase of $1,227 or 20.4% from the $6,026 for the three-month period ended March 31, 2021. The increase is primarily attributable to the acquisition of Excell, which contributed operating expenses of $1,058 in the first quarter, including $182 of intangible asset amortization. Excluding Excell, operating expenses increased $169 or 2.8% due to our continued investment in new product development, including approximately $360 for engineering resources and test materials dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract from the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.9% for the quarter ended March 31, 2022 compared to 23.2% for the quarter ended March 31, 2021. Amortization expense associated with intangible assets related to our acquisitions was $328 for the first quarter of 2022 ($302 in selling, general and administrative expenses and $26 in research and development costs), compared with $154 for the first quarter of 2021 ($121 in selling, general, and administrative expenses and $33 in research and development costs). Research and development costs were $1,857 for the three-month period ended March 31, 2022, an increase of $210 or 12.8%, from $1,647 for the three-months ended March 31, 2021. The increase is largely attributable to the hiring of engineering resources and the purchase of test materials to support new product development in our Battery & Energy Products business, including those resources and materials dedicated to our Conformal Wearable Battery contract. Selling, general, and administrative expenses increased $1,017 or 23.2%, to $5,396 for the first quarter of 2022 from $4,379 for the first quarter of 2021. The increase is largely attributable to the December 2021 acquisition of Excell which contributed $985 of selling, general and administrative expenses, including intangible asset amortization of $182, for the first quarter of 2022. The remainder includes $70 of one-time non-recurring costs resulting from the acquisition of Excell.

Other Expense. Other expense totaled $117 for the three-month period ended March 31, 2022 compared to $56 for the three-month period ended March 31, 2021. Interest and financing expense, net of interest income, increased $78, or 139.3%, from $56 for the first quarter of 2021 to $134 for the comparable period in 2022. The increase is due to the financing of the Excell acquisition. Miscellaneous income, which primarily represents gains and losses on foreign currency transactions, amounted to $17 for the first quarter of 2022 compared with $0 for the first quarter of 2021, which primarily reflects the translation of U.S.-denominated transactions and balances of Accutronics (U.K.) for the respective periods. The U.S. dollar strengthened against the Pound Sterling by 1.5% during the 2022 first quarter, whereas the U.S. dollar weakened against the Pound Sterling by 0.9% during the 2021 first quarter.

Income Taxes. For the three-month period ended March 31, 2022, Ultralife recognized an income tax benefit of $251, comprised of a current provision of $151 and deferred benefit of $402, compared to a provision of $217 ($49 current, $168 deferred) for the three-month period ended March 31, 2021. Our effective tax rate was 60.9% for the first quarter of 2022 as compared to 24.2% for the first quarter of 2021, primarily attributable to the geographic mix of our operating results, including income taxes incurred on our Excell Canada results, and the larger impact of permanent and discrete adjustments on a smaller amount of pretax loss. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net (Loss) Income Attributable to Ultralife. Net loss attributable to Ultralife was ($168), or ($0.01) per share – basic and diluted, for the three-month period ended March 31, 2022, compared to net income of $671, or $0.04 per share – basic and diluted, for the three-month period ended March 31, 2021. Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,152,160 for the first quarter of 2021 to 16,103,599 for the first quarter of 2022. The decrease is attributable to there being no dilutive effect of outstanding stock awards for the first quarter of 2022 due to the net loss recognized for the period, as compared to the inclusion of 178,781 potential shares in the computation of diluted EPS for the first quarter of 2021, partially offset by the effect of stock option exercises since the first quarter of 2021.

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

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with GAAP financial measures such as operating income (loss). We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by presenting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

The term Adjusted EBITDA is not defined under GAAP, and is not a measure of operating income (loss), operating performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to, the following:

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2022	2021

Net (loss) income attributable to Ultralife	$(168)	$671
Add:
Interest expense	134	56
Income tax (benefit) provision	(251)	217
Depreciation expense	816	730
Amortization of intangible assets	328	154
Stock-based compensation expense	189	184
Non-cash purchase accounting adjustments	55	-
Adjusted EBITDA	$1,103	$2,012

Liquidity and Capital Resources

As of March 31, 2022, cash totaled $6,050 (including restricted cash of $82), a decrease of $2,363 as compared to $8,413 of cash held at December 31, 2021, primarily attributable to cash used in operations primarily caused by increases in inventory and accounts receivable.

During the three-month period ended March 31, 2022, we used $3,222 from our operations as compared to the generation of cash of $3,903 from operations for the three-month period ended March 31, 2021. The net cash used in the 2022 period was largely attributable to cash of $3,274 used to procure inventory to enhance our ability to service our backlog requested by customers to ship in 2022 amidst challenging supply conditions. The increase in inventory along with the timing of collections and disbursements resulted in net cash of $3,999 used for working capital. In addition to the increase in working capital, the use of cash from operating activities in the first quarter of 2022 reflects the net loss of $161, including purchase accounting adjustments of $55, and non-cash expenses totaling $938 for depreciation, amortization, stock-based compensation, and deferred taxes.

Cash used in investing activities for the three months ended March 31, 2022 was $371 for capital expenditures, reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Net cash provided by financing activities for the three months ended March 31, 2022 was $1,223, consisting of draws from our credit facility for the purchase of certain critical raw materials requiring cash-in-advance payment terms by the vendors, partially offset by $333 of principle payments against our term loan balance and $7 of tax withholdings for stock awards, partially offset by proceeds of $113 from stock options exercises.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 7 to the Consolidated Financial Statements of this Form 10-Q for additional information.

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

Commitments

As of March 31, 2022, the Company had $12,430 outstanding borrowings on the Revolving Credit Facility and $9,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of March 31, 2022.

As of March 31, 2022, we had made commitments to purchase approximately $953 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2022, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: April 28, 2022	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)