Form 10-Q
period 2022-06-30
ULTRALIFE CORP
filed 2022-07-28
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, the registrant had 16,132,868 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Consolidated Statements of Income and Comprehensive (Loss) Income for the Three and Six-Month Periods Ended June 30, 2022 and June 30, 2021	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2022 and June 30, 2021	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2022 and June 30, 2021	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 6.	Exhibits	29

	Signatures	30

PART I.     FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$5,114	$8,413
Trade accounts receivable, net of allowance for doubtful accounts of $316 and $346, respectively	22,349	20,232
Inventories, net	39,201	33,189
Prepaid expenses and other current assets	5,161	4,690
Total current assets	71,825	66,524
Property, plant and equipment, net	22,338	23,205
Goodwill	37,502	38,068
Other intangible assets, net	16,566	17,390
Deferred income taxes, net	11,731	11,472
Other noncurrent assets	2,261	2,879
Total assets	$162,223	$159,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,441	$9,823
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	1,924	1,842
Accrued expenses and other current liabilities	4,811	5,259
Total current liabilities	22,176	18,924
Long-term debt	19,566	18,857
Deferred income taxes	2,086	2,254
Other noncurrent liabilities	1,328	1,760
Total liabilities	45,156	41,795

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,567,460 shares at June 30, 2022 and 20,522,427 shares at December 31, 2021; outstanding – 16,132,868 shares at June 30, 2022 and 16,089,832 shares at December 31, 2021	2,057	2,052
Capital in excess of par value	186,999	186,518
Accumulated deficit	(47,488)	(47,832)
Accumulated other comprehensive loss	(3,151)	(1,653)
Treasury stock - at cost; 4,434,592 shares at June 30, 2022 and 4,432,595 shares at December 31, 2021	(21,480)	(21,469)
Total Ultralife Corporation equity	116,937	117,616
Non-controlling interest	130	127
Total stockholders’ equity	117,067	117,743

Total liabilities and stockholders’ equity	$162,223	$159,538

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands except per share amounts)
(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2022	June 30, 2021	June 30, 2022		June 30, 2021

Revenues	$32,126	$26,770		$62,499	$52,743
Cost of products sold	24,480	19,503		47,895	38,498
Gross profit	7,646	7,267		14,604	14,245

Operating expenses:
Research and development	1,672	1,853		3,529	3,500
Selling, general and administrative	5,181	4,323		10,577	8,702
Total operating expenses	6,853	6,176		14,106	12,202

Operating income	793	1,091		498	2,043

Other expense (income):
Interest and financing expense	177	55		311	111
Miscellaneous	(62)	(34)		(79)	(34)
Total other expense	115	21		232	77

Income before income tax provision	678	1,070		266	1,966
Income tax provision (benefit)	170	248		(81)	465

Net income	508	822		347	1,501

Net (loss) income attributable to non-controlling interest	(4)	11		3	19

Net income attributable to Ultralife Corporation	512	811		344	1,482

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,262)	93		(1,498)	196

Comprehensive (loss) income attributable to Ultralife Corporation	$(750)	$904		$(1,154)	$1,678

Net income per share attributable to Ultralife common stockholders – basic	$.03	$.05	$	. 02	$.09

Net income per share attributable to Ultralife common stockholders – diluted	$.03	$.05	$	. 02	$.09

Weighted average shares outstanding – basic	16,129	16,019		16,116	15,997
Potential common shares	20	241		25	197
Weighted average shares outstanding - diluted	16,149	16,260		16,141	16,194

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six-month period ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES:
Net income	$347	$1,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,635	1,460
Amortization of intangible assets	651	310
Amortization of financing fees	17	52
Stock-based compensation	373	370
Deferred income taxes	(375)	345
Changes in operating assets and liabilities:
Accounts receivable	(2,385)	2,390
Inventories	(6,606)	864
Prepaid expenses and other assets	104	2,536
Accounts payable and other liabilities	2,839	(2,873)
Net cash (used in) provided by operating activities	(3,400)	6,955

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(585)	(1,225)
Net cash used in investing activities	(585)	(1,225)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,550	-
Payments on term loan facility	(833)	(789)
Proceeds from exercise of stock options	113	314
Payment of debt issuance costs	(25)	-
Tax withholdings on stock-based awards	(11)	(67)
Net cash provided by (used in) financing activities	794	(542)

Effect of exchange rate changes on cash	(108)	(13)

(DECREASE) INCREASE IN CASH	(3,299)	5,175

Cash, Beginning of period	8,413	10,653
Cash, End of period	$5,114	$15,828

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					1,482		19	1,501
Stock option exercises	88,656	9	305			(52)		262
Stock-based compensation – stock options			337					337
Stock-based compensation – restricted stock			33					33
Vesting of restricted stock	12,501	1	(1)			(15)		(15)
Foreign currency translation adjustments				196				196
Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net income					344		3	347
Stock option exercises	38,369	4	109			(7)		106
Stock-based compensation – stock options			362					362
Stock-based compensation – restricted stock			11					11
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(1,498)				(1,498)
Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067

Balance – March 31, 2021	20,416,511	$2,042	$185,674	$(1,679)	$(46,927)	$(21,380)	$131	$117,861
Net income					811		11	822
Stock option exercises	51,497	5	278					283
Stock-based compensation – stock options			174					174
Stock-based compensation – restricted stock			12					12
Vesting of restricted stock	6,668					(8)		(8)
Foreign currency translation adjustments				93				93
Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237

Balance – March 31, 2022	20,560,796	$2,056	$186,816	$(1,889)	$(48,000)	$(21,476)	$134	$117,641
Net income					512		(4)	508
Stock option exercises	-	-	-			-		-
Stock-based compensation – stock options			181					181
Stock-based compensation – restricted stock			3					3
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(1,262)				(1,262)
Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067

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

On December 13, 2021, the Company acquired all the outstanding shares of Excell (as defined below) for an aggregate net purchase price of $23,519 in cash.

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

The purchase price allocation was adjusted during the six-month period ended June 30, 2022 to reflect a change in the estimated fair value of certain other intangible assets acquired. The measurement period adjustment resulted in a $40 increase in other intangible assets acquired, a $10 increase in deferred tax liabilities and a $30 decrease to goodwill. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of June 30, 2022.

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

For the three months ended June 30, 2022, Excell contributed revenue of $6,591 and net income of $320, inclusive of amortization expense of $182 on acquired identifiable intangible assets. For the six months ended June 30, 2022, Excell contributed revenue of $13,027 and net income of $714, inclusive of amortization expense of $364 on acquired identifiable intangible assets and $55 in cost of products sold attributable to the fair market value step-up of acquired inventory sold during the period.

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

As of June 30, 2022, the Company had $9,167 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the consolidated balance sheet, and $12,530 outstanding on the Revolving Credit Facility. As of June 30, 2022, total unamortized debt issuance costs of $131, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 30, 2022, 135,163 stock options and 5,000 restricted stock awards were included in the calculation of diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 20,352 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended June 30, 2021, 906,404 stock options and 14,164 restricted stock awards were included in the calculation of diluted EPS resulting in 240,259 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended June 30, 2022 and June 30, 2021, 135,163 and 659,488 stock options and 5,000 and 14,164 restricted stock awards, respectively, were included in the calculation of diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 24,751 and 197,848 additional shares, respectively, in the calculation of fully diluted EPS. There were 1,073,077 and 414,916 outstanding stock options for the three and six-month periods ended June 30, 2022 and June 30, 2021, respectively, which were not included in EPS as the effect would be anti-dilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2022 and December 31, 2021. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2022	2021
Cash	$5,037	$8,329
Restricted cash	77	84
Total	$5,114	$8,413

As of June 30, 2022 and December 31, 2021, restricted cash included $77 and $84, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2022	2021
Raw materials	$26,209	$21,660
Work in process	3,526	4,227
Finished goods	9,466	7,302
Total	$39,201	$33,189

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Land	$1,273	$1,273
Buildings and leasehold improvements	15,522	15,442
Machinery and equipment	63,930	63,780
Furniture and fixtures	2,756	2,588
Computer hardware and software	7,583	7,579
Construction in process	824	761
	91,888	91,423
Less: Accumulated depreciation	(69,550)	(68,218)
Property, plant and equipment, net	$22,338	$23,205

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Depreciation expense	$819	$730	$1,635	$1,460

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2022.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2021	$26,575	$11,493	$38,068
Measurement period adjustment (1)	(30)	-	(30)
Effect of foreign currency translation	(536)	-	(536)
Balance – June 30, 2022	$26,009	$11,493	$37,502

(1)	Change for measurement period adjustment related to Excell Acquisition (Note 2).

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2022
		Accumulated
	Cost	Amortization	Net
Customer relationships	$12,978	$5,689	$7,289
Patents and technology	5,560	5,117	443
Trade names	4,631	468	4,163
Trademarks	3,407	-	3,407
Other	1,500	236	1,264
Total other intangible assets	$28,076	$11,510	$16,566

	at December 31, 2021
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,214	$5,484	$7,730
Patents and technology	5,667	5,126	541
Trade names	4,670	436	4,234
Trademarks	3,413	-	3,413
Other	1,490	18	1,472
Total other intangible assets	$28,454	$11,064	$17,390

The change in the cost of total intangible assets from December 31, 2021 to June 30, 2022 is a result of measurement period adjustments for the Excell Acquisition (Note 2) and the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Amortization included in:
Research and development	$25	$33	$51	$66
Selling, general and administrative	298	123	600	244
Total amortization expense	$323	$156	651	$310

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stock options	$181	$174	$362	$337
Restricted stock grants	3	12	11	33
Total	$184	$186	$373	$370

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2022, there was $516 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,306,824	$6.87
Granted	5,000	4.68
Exercised	(58,750)	3.81
Forfeited or expired	(44,834)	6.76
Outstanding at June 30, 2022	1,208,240	$7.01	4.07	$33
Vested and expected to vest at June 30, 2022	1,103,948	$7.01	3.93	$33
Exercisable at June 30, 2022	717,956	$7.06	2.93	$33

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2022 and June 30, 2021 was $0 and $283, respectively.

Outstanding restricted shares vest in equal annual installments over three (3) years. There were 5,000 unvested restricted shares outstanding as of June 30, 2022. Unrecognized compensation cost related to these restricted shares was $6 at June 30, 2022, which is expected to be recognized over a weighted average period of 1.3 years.

7.	INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2022 and June 30, 2021 was (30.5%) and 23.7%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of permanent and discrete adjustments on a smaller amount of pretax income.

As of December 31, 2021, we have domestic net operating loss (“NOL”) carryforwards of $44,716, which expire 2022 thru 2037, and domestic tax credits of $2,239, which expire 2028 thru 2039, available to reduce future taxable income. As of June 30, 2022, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2022, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $11,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2022, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2022, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2022 and December 31, 2021.

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

The Company has operating leases predominantly for operating facilities. As of June 30, 2022, the remaining lease terms on our operating leases range from approximately one (1) year to ten (10) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$226	$189	$458	$376
Variable lease cost	23	13	47	32
Total lease cost	$249	$202	$505	$408

Supplemental cash flow information related to leases was as follows:

	Six-month period ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$449	$365

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,131	$2,581

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$859	$867
Operating lease liability, net of current portion	Other noncurrent liabilities	1,312	1,743
Total operating lease liability		$2,171	$2,610

Weighted-average remaining lease term (years)		4.3	4.5

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of June 30, 2022 are as follows:

Maturity of operating lease liabilities
2022	$440
2023	871
2024	449
2025	136
2026	137
2027	137
Thereafter	281
Total lease payments	2,451
Less: Imputed interest	(280)
Present value of remaining lease payments	$2,171

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2022, we have made commitments to purchase approximately $697 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2022 and 2021 were as follows:

	Six-month period ended June 30,
	2022	2021
Accrued warranty obligations – beginning	$133	$149
Accruals for warranties issued	25	121
Settlements made	(26)	(108)
Accrued warranty obligations – ending	$132	$162

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

Revenues recognized from prior period performance obligations for the six-month periods ended June 30, 2022 and 2021 were not material.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our consolidated balance sheets as of June 30, 2022 and December 31, 2021 were not material. As of June 30, 2022 and December 31, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one (1) year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

11.	BUSINESS SEGMENT INFORMATION

We report our results in two (2) operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.

Three-month period ended June 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$30,140	$1,986	$-	$32,126
Segment contribution	7,151	495	(6,853)	793
Other expense			(115)	(115)
Income tax provision			(170)	(170)
Non-controlling interest			4	4
Net income attributable to Ultralife				$512

Three-month period ended June 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$22,875	$3,895	$-	$26,770
Segment contribution	6,016	1,251	(6,176)	1,091
Other expense			(21)	(21)
Income tax provision			(248)	(248)
Non-controlling interest			(11)	(11)
Net income attributable to Ultralife				$811

Six-month period ended June 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$59,290	$3,209	$-	$62,499
Segment contribution	13,872	732	(14,106)	498
Other expense			(232)	(232)
Income tax benefit			81	81
Non-controlling interest			(3)	(3)
Net income attributable to Ultralife				$344

Six-month period ended June 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,986	$7,757	$-	$52,743
Segment contribution	11,452	2,793	(12,202)	2,043
Other expense			(77)	(77)
Income tax provision			(465)	(465)
Non-controlling interest			(19)	(19)
Net income attributable to Ultralife				$1,482

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$30,140	$24,682	$5,458
Communications Systems	1,986	-	1,986
Total	$32,126	$24,682	$7,444
		77%	23%

Three-month period ended June 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$22,875	$16,011	$6,864
Communications Systems	3,895	-	3,895
Total	$26,770	$16,011	$10,759
		60%	40%

Six-month period ended June 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$59,290	$47,276	$12,014
Communications Systems	3,209	-	3,209
Total	$62,499	$47,276	$15,223
		76%	24%

Six-month period ended June 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,986	$30,356	$14,630
Communications Systems	7,757	-	7,757
Total	$52,743	$30,356	$22,387
		58%	42%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$30,140	$13,330	$16,810
Communications Systems	1,986	1,910	76
Total	$32,126	$15,240	$16,886
		47%	53%

Three-month period ended June 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$22,875	$11,813	$11,062
Communications Systems	3,895	1,953	1,942
Total	$26,770	$13,766	$13,004
		51%	49%

Six-month period ended June 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$59,290	$27,870	$31,420
Communications Systems	3,209	3,062	147
Total	$62,499	$30,932	$31,567
		49%	51%

Six-month period ended June 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,986	$24,403	$20,583
Communications Systems	7,757	3,421	4,336
Total	$52,743	$27,824	$24,919
		53%	47%

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes:  Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes:  RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.  See Note 11 to the consolidated financial statements of this Form 10-Q for further information.

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

COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by implementing the protocols established by public health officials and on meeting the demand of our customers.  While we have maintained normal business operations at all our facilities with the exception of the well-publicized shutdowns in China which impacted our Shenzhen facility in the first quarter of 2022, the COVID-19 related supply chain disruptions including increased lead times on key components experienced within our business and by our customers, impacted our work schedules and timing of shipments.  The continuing impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and its variants, the resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains.  Potential effects of COVID-19 that may continue to adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause. Consequently, there may be adverse effects in addition to those described above. We will continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved and the potential effects of COVID-19 on our business.

Overview

Consolidated revenues of $32,126 for the three-month period ended June 30, 2022, increased by $5,356 or 20.0%, over $26,770 for the three-month period ended June 30, 2021, reflecting the revenues of Excell Battery Group (“Excell”) acquired on December 13, 2021, and increased sales in our medical, industrial, and oil & gas battery markets, partially offset by lower revenues for government/defense which continued to be impacted by supply chain challenges.  Excluding Excell, commercial revenues of $18,090 for the quarter-ended June 30, 2022 increased $2,079 or 13.0% over the year-earlier period, and government/defense revenues of $7,444 decreased $3,315 or 30.8% from the 2021 period.

Gross profit was $7,646, or 23.8% of revenue, for the three-month period ended June 30, 2022, compared to $7,267, or 27.1% of revenue, for the same quarter a year ago.  The 330-basis point decline primarily reflects the lower sales volume for Communications Systems resulting in lower factory throughput and incremental costs in 2022 associated with supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of new products to higher volume production.

Operating expenses increased to $6,853 for the three-month period ended June 30, 2022, compared to $6,176 for the three-month period ended June 30, 2021.  The increase of $677 or 11.0% was primarily attributable to our acquisition of Excell which contributed operating expenses of $1,086.  Excluding Excell, operating expenses decreased by $409 or 6.6% reflecting the timing of new product development spending, including those costs associated with test materials dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract from the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised, and strict control over all discretionary spending.  Operating expenses as a percentage of sales decreased 180 basis points from 23.1% for the second quarter of 2021 to 21.3% for the current quarter.

Operating income for the three-month period ended June 30, 2022 was $793, or 2.5% of revenues, compared to $1,091, or 4.1% of revenues, for the year-earlier period. The decrease in operating income primarily resulted from lower sales for our Communications Systems segment and a reduction in gross margin due to supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, partially offset by the operating income generated by Excell and lower operating expenses across our businesses excluding Excell.

Net income attributable to Ultralife was $512, or $0.03 per share – basic and diluted, for the three-month period ended June 30, 2022, compared to net income attributable to Ultralife of $811, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2021.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,185, or 6.8% of revenues, for the second quarter of 2022, compared to $2,186, or 8.2% of revenues, for the second quarter of 2021. See the section “Adjusted EBITDA” beginning on Page 25 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

While we anticipate continuing to contend with inflationary cost pressures and manufacturing inefficiencies associated with supply chain disruptions in the second half of the year, we remain steadfast in our commitment to advancing our new product development initiatives, transitioning new products to production, and generating profitable growth for the year.

Results of Operations

Three-Month Periods Ended June 30, 2022 and June 30, 2021

Revenues.  Consolidated revenues for the three-month period ended June 30, 2022 were $32,126, an increase of $5,356, or 20.0%, over $26,770 for the three-month period ended June 30, 2021.  Overall, commercial sales increased 54.2% while government/defense sales decreased 30.8% from the 2021 period.  Revenues for the 2022 period include Excell which was acquired by the Company on December 13, 2021.

Battery & Energy Products revenues increased $7,265, or 31.8%, from $22,875 for the three-month period ended June 30, 2021 to $30,140 for the three-month period ended June 30, 2022.  The increase was attributable to the $6,592 revenue contribution from the acquisition of Excell, and a 13.0% increase in commercial sales excluding Excell, partially offset by a 20.5% reduction in government/defense sales.  Net organic sales for this segment increased 3.0%.  The increase in commercial sales, excluding Excell, was driven by a 16.3% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices, a 14.6% increase in industrial market sales including our new Thionyl Chloride and thin cell battery cells, and a 6.9% increase in oil & gas market sales reflecting the recent rebound in the energy sector.  The decline in government/defense sales was primarily due to supply chain disruptions experienced by us and our customers which pushed out sales to future periods.

Communications Systems revenues decreased $1,909, or 49.0%, from $3,895 for the three-month period ended June 30, 2021 to $1,986 for the three-month period ended June 30, 2022. This decrease is primarily attributable to supply chain disruptions including extended lead times for components and the push out of certain orders by our customers which delayed approximately $4,100 of sales to future periods and the placement and fulfillment of an order from an international defense contractor in the first quarter of 2021 which is not expected to reoccur until the second half of 2022.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $24,480 for the quarter ended June 30, 2022, an increase of $4,977, or 25.5%, from the $19,503 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 72.9% for the three-month period ended June 30, 2021 to 76.2% for the three-month period ended June 30, 2022. Correspondingly, consolidated gross margin decreased from 27.1% for the three-month period ended June 30, 2021, to 23.8% for the three-month period ended June 30, 2022, primarily reflecting lower factory volume for our Communications Systems segment, incremental costs in 2022 associated with supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the second quarter of 2022 was $7,151, an increase of $1,135 or 18.9% over gross profit of $6,016 for the second quarter of 2021. Battery & Energy Products’ gross margin of 23.7% decreased by 260 basis points from the 26.3% gross margin for the year-earlier period, reflecting sales mix, higher materials and logistics costs on incoming materials in advance of price realization from customers, and incremental costs associated with the transition of new products to higher volume production.

For our Communications Systems segment, gross profit for the second quarter of 2022 was $495 or 24.9% of revenues, compared to gross profit of $1,251 or 32.1% of revenues, for the second quarter of 2021. The decline was primarily due to lower factory volume resulting in the under-absorption of factory costs and unfavorable sales mix.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2022 were $6,853, an increase of $677 or 11.0% from the $6,176 for the three-month period ended June 30, 2021. The increase is primarily attributable to the acquisition of Excell, which contributed operating expenses of $1,086 in the second quarter, including $182 of intangible asset amortization. Excluding Excell, operating expenses decreased $409 or 6.6% due to the timing of new product development spending, including those costs associated with test materials dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract from the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.3% for the quarter ended June 30, 2022 compared to 23.1% for the quarter ended June 30, 2021. Amortization expense associated with intangible assets related to our acquisitions was $323 for the second quarter of 2022 ($298 in selling, general and administrative expenses and $25 in research and development costs), compared with $156 for the second quarter of 2021 ($123 in selling, general, and administrative expenses and $33 in research and development costs). Research and development costs were $1,672 for the three-month period ended June 30, 2022, a decrease of $181 or 9.7%, from $1,853 for the three-months ended June 30, 2021. The decrease is largely attributable to the timing of the purchase of test materials to support new product development in our Battery & Energy Products business, including those resources and materials dedicated to our Conformal Wearable Battery contract. Selling, general, and administrative expenses increased $858 or 19.8%, to $5,181 for the second quarter of 2022 from $4,323 for the second quarter of 2021. The increase is attributable to the December 2021 acquisition of Excell which contributed $1,000 of selling, general and administrative expenses, including intangible asset amortization of $182, for the second quarter of 2022.

Other Expense. Other expense totaled $115 for the three-month period ended June 30, 2022 compared to $21 for the three-month period ended June 30, 2021.  Interest and financing expense increased $122, or 221.8%, from $55 for the second quarter of 2021 to $177 for the second quarter of 2022. The increase is due to the financing of the Excell Acquisition. Miscellaneous income amounted to $62 for the second quarter of 2022 compared with $34 for the second quarter of 2021, primarily representing foreign currency exchange gains and losses on U.S.-denominated transactions and balances of our non-U.S. businesses.

Income Taxes. For the three-month period ended June 30, 2022, Ultralife recognized an income tax provision of $170, comprised of a $143 current provision for taxes expected to be paid on income primarily from our non-U.S. operations, and a $27 deferred provision, compared to a tax provision of $248 for the three-month period ended June 30, 2021, comprised of a current provision of $71 and a deferred provision of $177. Our effective tax rate was 25.1% for the second quarter of 2022 as compared to 23.2% for the second quarter of 2021, primarily attributable to the geographic mix of our operating results, including income generated in Canada by Excell for the current year. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $512, or $0.03 per share – basic and diluted, for the three-month period ended June 30, 2022, compared to net income of $811, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2021. Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,259,584 for the second quarter of 2021 to 16,149,278 for the second quarter of 2022. The decrease is attributable to stock option exercises since the second quarter of 2021 offset by a decrease in the average stock price used to compute diluted shares from $8.66 for the second quarter of 2021 to $4.93 for the second quarter of 2022. Accordingly diluted shares of 240,259 were added to basic weighted average shares in 2021 compared to 20,352 in 2022.

Six-Month Periods Ended June 30, 2022 and June 30, 2021

Revenues. Consolidated revenues for the six-month period ended June 30, 2022 were $62,499, an increase of $9,756, or 18.5%, over $52,743 for the six-month period ended June 30, 2021. Overall, commercial sales increased 55.7% while government/defense sales decreased 32.0% from the 2021 period. Revenues for the 2022 period include Excell which was acquired by the Company on December 13, 2021.

Battery & Energy Products revenues increased $14,304, or 31.8%, from $44,986 for the six-month period ended June 30, 2021 to $59,290 for the six-month period ended June 30, 2022. The increase was attributable to the $13,028 revenue contribution from the acquisition of Excell, and a 12.8% increase in commercial sales excluding Excell, partially offset by a 17.9% reduction in government/defense sales. The increase in commercial sales, excluding Excell, was driven by a 13.8% increase in industrial market sales including our new Thionyl Chloride and thin cell battery cells, a 12.8% increase in oil & gas market sales reflecting the recent rebound in the energy sector, and a 12.7% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices. The decline in government/defense sales was primarily due to supply chain disruptions experienced internally and by our customers which pushed out sales to future periods.

Communications Systems revenues decreased $4,548, or 58.6%, from $7,757 for the six-month period ended June 30, 2021 to $3,209 for the six-month period ended June 30, 2022. This decrease is primarily attributable to supply chain disruptions including extended lead times for components and the push out of certain orders by our customers to future periods and the placement and fulfillment of an order from an international defense contractor in the first quarter of 2021 which is not expected to reoccur until the second half of 2022.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $47,895 for the six-month period ended June 30, 2022, an increase of $9,397, or 24.4%, from the $38,498 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.0% for the six-month period ended June 30, 2021 to 76.6% for the six-month period ended June 30, 2022. Correspondingly, consolidated gross margin decreased from 27.0% for the six-month period ended June 30, 2021, to 23.4% for the six-month period ended June 30, 2022, primarily reflecting lower factory volume for our Communications Systems segment, incremental costs in 2022 associated with supply chain disruptions, including rapid increases in the cost of some key components in advance of price realization from customers, and the transition of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the first six months of 2022 was $13,872, an increase of $2,420 or 21.1% over gross profit of $11,452 for the comparable 2021 period. Battery & Energy Products’ gross margin of 23.4% decreased by 210 basis points from the 25.5% gross margin for the year-earlier period, reflecting sales mix, higher materials and logistics costs on incoming materials in advance of price realization from customers, and incremental costs associated with the transition of new products to higher volume production.

For our Communications Systems segment, gross profit for the first six months of 2022 was $732 or 22.8% of revenues, compared to gross profit of $2,793 or 36.0% of revenues, for the comparable 2021 period. The decline was primarily due to lower factory volume resulting in the under-absorption of factory costs and unfavorable sales mix.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2022 were $14,106, an increase of $1,904 or 15.6% from the $12,202 for the six-month period ended June 30, 2021. The increase is primarily attributable to the acquisition of Excell, which contributed operating expenses of $2,143 for the first six months of 2022, including $364 of intangible asset amortization and one-time acquisition costs of $70. Excluding Excell, operating expenses decreased $239 or 2.0% due to the timing of new product development spending, including those costs associated with test materials dedicated to the May 2021 indefinite-delivery/indefinite-quantity contract from the U.S. Army for purchases of Conformal Wear Batteries not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 22.6% for the six-month period ended June 30, 2022 compared to 23.1% for the six-month period ended June 30, 2021. Amortization expense associated with intangible assets related to our acquisitions was $651 for the first six months of 2022 ($600 in selling, general and administrative expenses and $51 in research and development costs), compared with $310 for the first six months of 2021 ($244 in selling, general, and administrative expenses and $66 in research and development costs). Research and development costs were $3,529 for the six-month period ended June 30, 2022, an increase of $29 or 0.8%, from $3,500 for the six-months ended June 30, 2021. The increase is largely attributable to our acquisition of Excell and the timing of the purchase of test materials to support new product development in our Battery & Energy Products business, including those resources and materials dedicated to our Conformal Wearable Battery contract. Selling, general, and administrative expenses increased $1,875 or 21.5%, to $10,577 for the first six months of 2022 from $8,702 for the comparable 2021 period. The increase is attributable to the December 2021 acquisition of Excell which contributed $1,985 of selling, general and administrative expenses, including intangible asset amortization of $363, for the 2022 period.

Other Expense. Other expense totaled $232 for the six-month period ended June 30, 2022 compared to $77 for the six-month period ended June 30, 2021.  Interest and financing expense increased $200, or 180.2%, from $111 for the first six months of 2021 to $311 for the first six months of 2022. The increase is due to the financing of the Excell Acquisition. Miscellaneous income amounted to $79 for the first six months of 2022 compared with $34 for the 2021 period, primarily representing foreign currency exchange gains and losses on U.S.-denominated transactions and balances of our non-U.S. businesses.

Income Taxes. For the six-month period ended June 30, 2022, Ultralife recognized an income tax benefit of $81, comprised of a $294 current provision for taxes expected to be paid on income primarily from our non-U.S. operations, and a $375 deferred benefit, compared to a tax provision of $465 for the prior year same period, comprised of a current provision of $120 and a deferred provision of $345.  Our effective tax rate was (30.5%) for the first half of 2022 as compared to 23.7% for the first half of 2021, primarily attributable to the geographic mix of our operating results, including income generated in Canada by Excell for the current year. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife was $344, or $0.02 per share – basic and diluted, for the six-month period ended June 30, 2022, compared to $1,482, or $0.09 per share – basic and diluted, for the six-month period ended June 30, 2021.  Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,194,377 for the 2021 period to 16,141,083 for 2022.  The decrease is attributable to stock option exercises since the second quarter of 2021 offset by a decrease in the average stock price used to compute diluted shares from $7.89 for the first six months of 2021 to $5.11 for the first six months of 2022.  Accordingly diluted shares of 197,848 were added to basic weighted average shares in 2021 compared to 24,751 in 2022.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net income attributable to Ultralife Corporation	$512	$811	$344	$1,482
Add:
Interest expense	177	55	311	111
Income tax provision	170	248	(81)	465
Depreciation expense	819	730	1,635	1,460
Amortization expense	323	156	651	310
Stock-based compensation expense	184	186	373	370
Non-cash purchase accounting adjustments	-	-	55	-
Adjusted EBITDA	$2,185	$2,186	$3,288	$4,198

Liquidity and Capital Resources

As of June 30, 2022, cash on hand totaled $5,114 (including restricted cash of $77), a decrease of $3,299 as compared to $8,413 as of December 31, 2021, primarily attributable to the procurement of inventory to enhance our ability to service orders requested by customers to ship in 2022 amidst challenging supply chain conditions.

During the six-month period ended June 30, 2022, cash used in operations was $3,400, as compared to $6,955 generated from operations for the six-month period ended June 30, 2021.  For the 2022 period, we used cash of $6,606 to procure inventory to proactively manage our supply chain, reduce lead times and the impact of potential cost increases on components and raw materials, and enhance our position to service customer orders.  The increase in inventory and the timing of sales, collections and disbursements resulted in net cash of $6,048 used for working capital, which was partially offset by net income of $347 and non-cash expenses totaling $2,301 for depreciation, amortization, stock-based compensation, and deferred taxes.

Cash used in investing activities for the six months ended June 30, 2022 was $585 for capital expenditures, reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the six months ended June 30, 2022 was $794, consisting of draws from our credit facility for the purchase of certain critical raw materials requiring cash-in-advance payment terms by the vendors, plus $102 in net proceeds on stock-based awards, partially offset by $833 of principle payments on our term loan.

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

To provide flexibility in accessing the capital market, the Company filed a shelf registration statement on Form S-3 on March 30, 2021, which was declared effective by the SEC on April 2, 2021. Under this registration statement, upon the filing of an appropriate supplemental prospectus, we may offer and sell certain of our securities from time to time in one (1) or more offerings, at our discretion, of up to an aggregate offering price of $100 million. We intend to use the net proceeds resulting from any sales of our securities for general corporate purposes which may include, but are not limited to, potential acquisitions of complementary businesses or technologies, strategic capital expenditures to expand and protect our competitive position, and investments in the development of transformational, competitively-differentiated products for attractive growth markets.

Commitments

As of June 30, 2022, the Company had $12,530 outstanding borrowings on the Revolving Credit Facility and $9,167 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of June 30, 2022.

As of June 30, 2022, we had made commitments to purchase approximately $697 of production machinery and equipment.

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

During the first six months of 2022, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: July 28, 2022	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2022	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)