Form 10-Q
period 2022-09-30
ULTRALIFE CORP
filed 2022-10-27
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 24, 2022, the registrant had 16,133,618 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine-Month Periods Ended September 30, 2022 and September 30, 2021	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2022 and September 30, 2021	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2022 and September 30, 2021	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$5,051	$8,413
Trade accounts receivable, net of allowance for doubtful accounts of $305 and $346, respectively	26,876	20,232
Inventories, net	40,769	33,189
Prepaid expenses and other current assets	6,241	4,690
Total current assets	78,937	66,524
Property, plant and equipment, net	21,898	23,205
Goodwill	37,066	38,068
Other intangible assets, net	16,095	17,390
Deferred income taxes, net	11,963	11,472
Other noncurrent assets	1,981	2,879
Total assets	$167,940	$159,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,827	$9,823
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,000	1,842
Accrued expenses and other current liabilities	8,254	5,259
Total current liabilities	28,081	18,924
Long-term debt, net	20,874	18,857
Deferred income taxes	1,996	2,254
Other noncurrent liabilities	1,673	1,760
Total liabilities	52,624	41,795

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,568,210 shares at September 30, 2022 and 20,522,427 shares at December 31, 2021; outstanding – 16,133,618 shares at September 30, 2022 and 16,089,832 shares at December 31, 2021	2,057	2,052
Capital in excess of par value	187,181	186,518
Accumulated deficit	(47,727)	(47,832)
Accumulated other comprehensive loss	(4,842)	(1,653)
Treasury stock - at cost; 4,434,592 shares at September 30, 2022 and 4,432,595 shares at December 31, 2021	(21,480)	(21,469)
Total Ultralife Corporation equity	115,189	117,616
Non-controlling interest	127	127
Total stockholders’ equity	115,316	117,743

Total liabilities and stockholders’ equity	$167,940	$159,538

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands except per share amounts)
(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$33,234	$21,761	$95,733	$74,504
Cost of products sold	26,519	16,653	74,414	55,151
Gross profit	6,715	5,108	21,319	19,353

Operating expenses:
Research and development	1,896	1,723	5,425	5,223
Selling, general and administrative	5,405	4,164	15,982	12,866
Total operating expenses	7,301	5,887	21,407	18,089

Operating (loss) income	(586)	(779)	(88)	1,264

Other (income) expense:
Interest and financing expense	272	53	583	164
Miscellaneous	(526)	(54)	(605)	(88)
Total other (income) expense	(254)	(1)	(22)	76

(Loss) income before income taxes	(332)	(778)	(66)	1,188
Income tax (benefit) provision	(90)	(175)	(171)	290

Net (loss) income	(242)	(603)	105	898

Net (loss) income attributable to non-controlling interest	(3)	(18)	-	1

Net (loss) income attributable to Ultralife Corporation	(239)	(585)	105	897

Other comprehensive loss:
Foreign currency translation adjustments	(1,691)	(233)	(3,189)	(37)

Comprehensive (loss) income attributable to Ultralife Corporation	$(1,930)	$(818)	$(3,084)	$860

Net (loss) income per share attributable to Ultralife common stockholders – basic	$(.01)	$(.04)	$.01	$.06

Net (loss) income per share attributable to Ultralife common stockholders – diluted	$(.01)	$(.04)	$.01	$.06

Weighted average shares outstanding – basic	16,133	16,065	16,122	16,020
Potential common shares	-	-	22	180
Weighted average shares outstanding - diluted	16,133	16,065	16,144	16,200

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine-month period ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES:
Net income	$105	$898
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,450	2,160
Amortization of intangible assets	969	458
Amortization of financing fees	25	78
Stock-based compensation	552	512
Deferred income taxes	(683)	127
Changes in operating assets and liabilities:
Accounts receivable	(7,433)	4,814
Inventories	(8,714)	17
Prepaid expenses and other assets	(1,004)	775
Accounts payable and other liabilities	9,906	(1,377)
Net cash (used in) provided by operating activities	(3,827)	8,462

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,396)	(2,324)
Net cash used in investing activities	(1,396)	(2,324)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	3,350	-
Payments on term loan facility	(1,333)	(1,186)
Proceeds from exercise of stock options	116	398
Payment of debt issuance costs	(25)	-
Tax withholdings on stock-based awards	(11)	(148)
Net cash provided by (used in) financing activities	2,097	(936)

Effect of exchange rate changes on cash	(236)	(2)

(DECREASE) INCREASE IN CASH	(3,362)	5,200

Cash, Beginning of period	8,413	10,653
Cash, End of period	$5,051	$15,853

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2020	20,373,519	$2,037	$185,464	$(1,782)	$(47,598)	$(21,321)	$123	$116,923
Net income					897		1	898
Stock option exercises	127,324	13	385			(133)		265
Stock-based compensation – stock options			468					468
Stock-based compensation -restricted stock			44					44
Vesting of restricted stock	12,501	1	(1)			(15)		(15)
Foreign currency translation adjustments				(37)				(37)
Balance – September 30, 2021	20,513,344	$2,051	$186,360	$(1,819)	$(46,701)	$(21,469)	$124	$118,546

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net income					105		-	105
Stock option exercises	39,119	4	112			(7)		109
Stock-based compensation – stock options			538					538
Stock-based compensation -restricted stock			14					14
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(3,189)				(3,189)
Balance – September 30, 2022	20,568,210	$2,057	$187,181	$(4,842)	$(47,727)	$(21,480)	$127	$115,316

Balance – June 30, 2021	20,474,676	$2,047	$186,138	$(1,586)	$(46,116)	$(21,388)	$142	$119,237
Net loss					(585)		(18)	(603)
Stock option exercises	38,668	4	80			(81)		3
Stock-based compensation – stock options			131					131
Stock-based compensation -restricted stock			11					11
Vesting of restricted stock
Foreign currency translation adjustments				(233)				(233)
Balance – September 30, 2021	20,513,344	$2,051	$186,360	$(1,819)	$(46,701)	$(21,469)	$124	$118,546

Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067
Net loss					(239)		(3)	(242)
Stock option exercises	750	-	3			-		3
Stock-based compensation – stock options			176					176
Stock-based compensation -restricted stock			3					3
Vesting of restricted stock	-	-	-			-		-
Foreign currency translation adjustments				(1,691)				(1,691)
Balance – September 30, 2022	20,568,210	$2,057	$187,181	$(4,842)	$(47,727)	$(21,480)	$127	$115,316

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

Significant Accounting Policies

We regularly review of our accounting policies and make modifications as necessary to align with new accounting standards and changing business conditions.  Accordingly, the accounting policies below have been updated during the current year.  Reference should be made to Note 1 to the consolidated financial statements in our 2021 Annual Report on Form 10-K for all other of the Company’s significant accounting policies.

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

Separately priced extended warranty contracts are offered on certain products.  Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract.  Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet.

For customer contracts with an original expected duration of less than one year, we apply the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Warranties:

We generally offer standard warranties against product defects.  We also offer separately priced extended warranty contracts on certain products.  Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold.  Standard warranty costs are recognized upon product sale.  Extended warranty costs are recognized over the term of the contract.  Provision for warranty costs is recorded in accrued expenses and other current liabilities and other noncurrent liabilities on our consolidated balance sheet based on the duration of the warranty.

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

The purchase price allocation was adjusted during the nine-month period ended September 30, 2022 to reflect a change in the estimated fair value of certain other intangible assets acquired. The measurement period adjustment resulted in a $40 increase in other intangible assets acquired, a $10 increase in deferred tax liabilities and a $30 decrease to goodwill. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of September 30, 2022.

The goodwill included in the Company’s purchase price allocation presented above represents the value of Excell’s assembled and trained workforce, the incremental value that Excell engineering and technology is expected to bring to the Company and the revenue growth expected to occur over time attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

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

For the three months ended September 30, 2022, Excell contributed revenue of $6,871 and net income of $398, inclusive of amortization expense of $181 on acquired identifiable intangible assets. For the nine months ended September 30, 2022, Excell contributed revenue of $19,898 and net income of $1,112, inclusive of amortization expense of $545 on acquired identifiable intangible assets and $55 in cost of products sold attributable to the fair market value step-up of acquired inventory sold during the period.

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

As of September 30, 2022, the Company had $8,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the consolidated balance sheet, and $14,330 outstanding on the Revolving Credit Facility. As of September 30, 2022, total unamortized debt issuance costs of $123, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

Interest will accrue on outstanding indebtedness under the Amended Credit Facilities at the Base Rate or the Overnight LIBOR Rate, as selected by the Company, plus the applicable margin. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 50 basis points, and (c) the Overnight LIBOR Rate plus one hundred basis points. The applicable margin ranges from zero to negative 50 basis points for the Base Rate and from 185 to 215 basis points for the Overnight LIBOR Rate and are determined based on the Company’s senior leverage ratio. The Second Amendment Agreement includes standard market provisions permitting the Bank to transition from LIBOR to a SOFR based rate, in its discretion.

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

For the three-month period ended September 30, 2022, there were no outstanding stock awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,202,076 outstanding stock options and 5,000 restricted stock awards not included in the calculation of diluted EPS for the three-month period ended September 30, 2022, as the effect would be antidilutive.

For the comparable three-month period ended September 30, 2021, there were no outstanding stock awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,064,656 outstanding stock options and 14,164 restricted stock awards not included in the calculation of diluted EPS for the three-month period ended September 30, 2021, as the effect would be antidilutive.

For the nine-month period ended September 30, 2022, there were 128,665 outstanding stock options and 5,000 outstanding restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 22,203 potential common shares included in the calculation of diluted EPS. For the comparable nine-month period ended September 30, 2021, there were 598,489 outstanding stock options and 14,164 outstanding restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 179,951 potential common shares included in the calculation of diluted EPS. There were 1,073,411 and 466,167 outstanding stock options not included in the calculation of diluted weighted average shares outstanding for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, as the effect would be antidilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2022 and December 31, 2021. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	September 30,	December 31,
	2022	2021
Cash	$4,978	$8,329
Restricted cash	73	84
Total	$5,051	$8,413

As of September 30, 2022 and December 31, 2021, restricted cash included $73and $84, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2022	2021
Raw materials	$28,485	$21,660
Work in process	3,215	4,227
Finished goods	9,069	7,302
Total	$40,769	$33,189

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Land	$1,273	$1,273
Buildings and leasehold improvements	15,483	15,442
Machinery and equipment	63,724	63,780
Furniture and fixtures	2,787	2,588
Computer hardware and software	7,589	7,579
Construction in process	1,041	761
	91,897	91,423
Less: Accumulated depreciation	(69,999)	(68,218)
Property, plant and equipment, net	$21,898	$23,205

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Depreciation expense	$815	$700	$2,450	$2,160

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2022.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2021	$26,575	$11,493	$38,068
Measurement period adjustment (1)	(30)	-	(30)
Effect of foreign currency translation	(972)	-	(972)
Balance – September 30, 2022	$25,573	$11,493	$37,066

(1)	Change for measurement period adjustment related to Excell Acquisition (Note 2).

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 30, 2022
		Accumulated
	Cost	Amortization	Net
Customer relationships	$12,781	$5,757	$7,024
Patents and technology	5,481	5,092	389
Trade names	4,601	475	4,126
Trademarks	3,401	-	3,401
Other	1,500	345	1,155
Total other intangible assets	$27,764	$11,669	$16,095

	at December 31, 2021
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,214	$5,484	$7,730
Patents and technology	5,667	5,126	541
Trade names	4,670	436	4,234
Trademarks	3,413	-	3,413
Other	1,490	18	1,472
Total other intangible assets	$28,454	$11,064	$17,390

The change in the cost of total intangible assets from December 31, 2021 to September 30, 2022 is a result of measurement period adjustments for the Excell Acquisition (Note 2) and the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Amortization included in:
Research and development	$23	$27	$74	$93
Selling, general and administrative	295	121	895	365
Total amortization expense	$318	$148	$969	$458

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stock options	$176	$131	$538	$468
Restricted stock grants	3	11	14	44
Total	$179	$142	$552	$512

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2022, there was $393 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,306,824	$6.87
Granted	11,500	4.49
Exercised	(59,500)	3.82
Forfeited or expired	(56,748)	6.63
Outstanding at September 30, 2022	1,202,076	$7.01	3.81	$70
Vested and expected to vest at September 30, 2022	1,119,892	$7.04	3.67	$70
Exercisable at September 30, 2022	803,774	$7.22	2.82	$67

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2022 and September 30, 2021 was $3 and $84, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2022 and September 30, 2021 was $116 and $398, respectively.

Outstanding restricted shares vest in equal annual installments over three (3) years. There were 5,000 unvested restricted shares outstanding as of September 30, 2022. Unrecognized compensation cost related to these restricted shares was $4 at September 30, 2022, which is expected to be recognized over a weighted average period of 1.1 years.

7.	INCOME TAXES

Our effective tax rate for the nine-month periods ended September 30, 2022 and September 30, 2021 was 259.1% and 24.4%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger effect of permanent and discrete adjustments in the current year.

As of December 31, 2021, we have domestic net operating loss (“NOL”) carryforwards of $44,716, which expire 2022 thru 2037, and domestic tax credits of $2,239, which expire 2028 thru 2039, available to reduce future taxable income. As of September 30, 2022, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2022, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2022, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2022, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2022 and December 31, 2021.

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

The Company has operating leases predominantly for operating facilities. As of September 30, 2022, the remaining lease terms on our operating leases range from approximately one (1) year to ten (10) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$216	$188	$674	$564
Variable lease cost	22	25	69	57
Total lease cost	$238	$213	$743	$621

Supplemental cash flow information related to leases was as follows:

	Nine-month period ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$676	$550

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,861	$2,581

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$824	$867
Operating lease liability, net of current portion	Other noncurrent liabilities	1,064	1,743
Total operating lease liability		$1,888	$2,610

Weighted-average remaining lease term (years)		4.2	4.5

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of September 30, 2022 are as follows:

Maturity of operating lease liabilities
2022	$212
2023	840
2024	430
2025	128
2026	129
2027	129
Thereafter	264
Total lease payments	2,132
Less: Imputed interest	(244)
Present value of remaining lease payments	$1,888

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2022, we have made commitments to purchase approximately $624 of production machinery and equipment.

Product Warranties

We generally offer standard warranties against product defects.  We also offer separately priced extended warranty contracts on certain products.  Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold.  Standard warranty costs are recognized upon product sale.  Extended warranty costs are recognized over the term of the contract.

	Nine-month period ended September 30,
	2022	2021
Accrued warranty obligations – beginning	$133	$149
Accruals for warranties issued	247	123
Settlements made	(94)	(143)
Accrued warranty obligations – ending	$286	$129

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet.

As of September 30, 2022, there was deferred revenue on extended warranty contracts of $592 in other noncurrent liabilities and $119 in accrued expenses and other current liabilities on our consolidated balance sheet. As of December 31, 2021, the Company had no extended warranty obligations.

11.	BUSINESS SEGMENT INFORMATION

We report our results in two (2) operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. We report operating expenses as Corporate charges.

Three-month period ended September 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$28,583	$4,651	$-	$33,234
Segment contribution	5,345	1,370	(7,301)	(586)
Other income			254	254
Income tax benefit			90	90
Non-controlling interest			3	3
Net loss attributable to Ultralife				$(239)

Three-month period ended September 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$20,008	$1,753	$-	$21,761
Segment contribution	4,792	316	(5,887)	(779)
Other income			1	1
Income tax benefit			175	175
Non-controlling interest			18	18
Net loss attributable to Ultralife				$(585)

Nine-month period ended September 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$87,873	$7,860	$-	$95,733
Segment contribution	19,217	2,102	(21,407)	(88)
Other income			22	22
Income tax benefit			171	171
Non-controlling interest			-	-
Net income attributable to Ultralife				$105

Nine-month period ended September 30, 2021:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$64,994	$9,510	$-	$74,504
Segment contribution	16,244	3,109	(18,089)	1,264
Other expense			(76)	(76)
Income tax provision			(290)	(290)
Non-controlling interest			(1)	(1)
Net income attributable to Ultralife				$897

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$28,583	$22,878	$5,705
Communications Systems	4,651	-	4,651
Total	$33,234	$22,878	$10,356
		69%	31%

Three-month period ended September 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$20,008	$16,579	$3,429
Communications Systems	1,753	-	1,753
Total	$21,761	$16,579	$5,182
		76%	24%

Nine-month period ended September 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$87,873	$70,154	$17,719
Communications Systems	7,860	-	7,860
Total	$95,733	$70,154	$25,579
		73%	27%

Nine-month period ended September 30, 2021:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$64,994	$46,935	$18,059
Communications Systems	9,510	-	9,510
Total	$74,504	$46,935	$27,569
		63%	37%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$28,583	$13,433	$15,150
Communications Systems	4,651	3,547	1,104
Total	$33,234	$16,980	$16,254
		51%	49%

Three-month period ended September 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$20,008	$7,941	$12,067
Communications Systems	1,753	1,249	504
Total	$21,761	$9,190	$12,571
		42%	58%

Nine-month period ended September 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$87,873	$41,303	$46,570
Communications Systems	7,860	6,609	1,251
Total	$95,733	$47,912	$47,821
		50%	50%

Nine-month period ended September 30, 2021:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$64,994	$32,344	$32,650
Communications Systems	9,510	4,670	4,840
Total	$74,504	$37,014	$37,490
		50%	50%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the continued impact of COVID-19 and the related supply chain disruptions on our business, operating results and financial condition; our reliance on certain key customers; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; our efforts to develop new commercial applications for our products; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; the unique risks associated with our China operations; potential disruptions in our supply of raw materials and components; our ability to retain top management and key personnel; possible breaches in information systems security and other disruptions in our information technology systems; our resources being overwhelmed by our growth; possible future declines in demand for the products that use our batteries or communications systems; potential costs attributable to the warranties we supply with our products and services; safety risks related to the nature of our products, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; our entrance into new end-markets which could lead to additional financial exposure; our inability to comply with changes to the regulations for the shipment of our products; our customers’ demand falling short of volume expectations in our supply agreements; our exposure to foreign currency fluctuations; negative publicity concerning Lithium-ion batteries; possible impairments of our goodwill and other intangible assets; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations by our competitors in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors.  With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems related to those product lines.  We continually evaluate ways to grow, including the design, development and sale of new products, penetration of new markets and territories by our sales force, as well as seeking opportunities to expand through acquisitions.

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

COVID-19

The COVID-19 pandemic has created significant economic disruption and uncertainty around the world.  The Company continues to closely monitor the developments surrounding COVID-19 and take actions to mitigate the business risks involved.  During this challenging time, we remain focused on ensuring the health and safety of our employees by following the protocols established by public health officials and on meeting the demand of our customers.  We have maintained normal business operations at all our facilities with the exception of the well-publicized shutdowns in China which impacted our Shenzhen facility in the first quarter of 2022.  The COVID-19 related supply chain disruptions including increased lead times on key components experienced within our business and by our customers, impacted our work schedules and timing of shipments.  The continuing impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration, severity and scope of the pandemic and its variants, the resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains.  Potential ramifications from COVID-19 that may continue to adversely impact our future business include limited availability and/or increased cost of raw materials and components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products or remain solvent, and reduced availability of our workforce. Prolonged adverse effects of COVID-19 on our business could result in the impairment of long-lived assets including goodwill and other intangible assets.  Further, we cannot predict all possible adverse effects the COVID-19 pandemic may cause. Consequently, there may be adverse effects in addition to those described above. We will continue to closely monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved and the potential effects of COVID-19 on our business.

Overview

Consolidated revenues of $33,234 for the three-month period ended September 30, 2022, increased by $11,473 or 52.7%, over $21,761 for the three-month period ended September 30, 2021, reflecting the revenues of Excell Battery Group (“Excell”) acquired on December 13, 2021, and increased sales in our government/defense, oil & gas and industrial battery markets, partially offset by lower revenues for medical which was due to delayed sales caused by component shortages. Government/defense revenues of $10,356 increased $5,174 or 99.8% over the 2021 period, and excluding Excell, commercial revenues of $16,007 for the quarter ended September 30, 2022 decreased $572 or 3.5% from the year-earlier period.  Including the operations of Excell, commercial revenues were $22,878.

Gross profit was $6,715, or 20.2% of revenue, for the three-month period ended September 30, 2022, compared to $5,108, or 23.5% of revenue, for the same quarter a year ago.  The 330-basis point decline primarily reflects incremental costs in 2022 associated with supply chain disruptions including component cost inflation, manufacturing inefficiencies resulting from prolonged lead times and logistics delays, and the transitioning of new products to high volume production.

Operating expenses increased to $7,301 for the three-month period ended September 30, 2022, compared to $5,887 for the three-month period ended September 30, 2021.  The increase of $1,414 or 24.0% was primarily attributable to our acquisition of Excell which contributed operating expenses of $1,115.  Excluding Excell, operating expenses increased by $299 or 5.1% reflecting increased new product development costs, travel expenses and sales commissions, as well as inflationary cost increases.  Operating expenses as a percentage of sales decreased 500 basis points from 27.0% for the third quarter of 2021 to 22.0% for the current quarter highlighting our continued control over discretionary spending and positive sales leverage.

Operating loss for the three-month period ended September 30, 2022 was $586, compared to a loss of $779, for the year-earlier period.  The decrease in the operating loss resulted from higher sales from both of our business segments, offset in large part by a reduction in gross margin due to increased costs resulting from supply chain disruptions, including inflationary cost pressures and prolonged component lead times and logistical delays causing manufacturing inefficiencies.

Net loss attributable to Ultralife was $239, or ($0.01) per share – basic and diluted, for the three-month period ended September 30, 2022, compared to net loss attributable to Ultralife of $585, or ($0.04) per share – basic and diluted, for the three-month period ended September 30, 2021.  The reduction of net loss resulted from higher revenues in the 2022 quarter.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,255, or 3.8% of revenues for the third quarter of 2022, compared to $283, or 1.3% of revenues, for the third quarter of 2021. See the section “Adjusted EBITDA” beginning on Page 26 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

With a backlog now over $100,000, we are positioned well for near-term revenue increases and remain committed to advancing several transformational projects and new product opportunities to drive long-term revenue growth.

Results of Operations

Three-Month Periods Ended September 30, 2022 and September 30, 2021

Revenues.  Consolidated revenues for the three-month period ended September 30, 2022 were $33,234, an increase of $11,473, or 52.7%, over $21,761 for the three-month period ended September 30, 2021.  Overall, government/defense sales increased 99.8%, or $5,174, and commercial sales increased 38.0%, or $6,299, from the 2021 period.  Revenues for the 2022 period include the results of Excell which was acquired by the Company on December 13, 2021. Our revenue backlog, consisting of committed firm orders, was $106,200 at September 30, 2022, an increase of 34.1% over the backlog at June 30, 2022 and 154% over the backlog at September 30, 2021.

Battery & Energy Products revenues increased $8,575, or 42.9%, from $20,008 for the three-month period ended September 30, 2021 to $28,583 for the three-month period ended September 30, 2022.  The increase was attributable to the $6,870 revenue contribution from the acquisition of Excell, coupled with a 66.4%, or $2,276, increase in government/defense sales, a 7.4%, or $318, increase in oil & gas market sales and a 2.4%, or $116, increase in industrial market sales, partially offset by a 12.1%, or $904, decrease in medical sales.  Net sales for this segment, excluding the results of Excell, increased 8.5%, or $1,706.  The increase in government/defense sales primarily resulted from strong order flow from a large global defense prime contractor.  The increase in oil & gas market sales was driven by higher demand for our battery packs for downhole drilling in both U.S. and international markets.  The decline in medical sales resulted from component shortages in the current quarter to fulfill the increased demand for our products.  The revenue backlog for this segment is now at its highest level in our Company’s history.

Communications Systems revenues increased $2,898, or 165.3%, from $1,753 for the three-month period ended September 30, 2021 to $4,651 for the three-month period ended September 30, 2022. This increase is primarily attributable to our receipt of components to commence the fulfillment of modest shipments under various large program awards.

Cost of Products Sold / Gross Profit.  Consolidated cost of products sold totaled $26,519 for the quarter ended September 30, 2022, an increase of $9,866, or 59.2%, from the $16,653 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 76.5% for the three-month period ended September 30, 2021 to 79.8% for the three-month period ended September 30, 2022. Correspondingly, consolidated gross margin decreased from 23.5% for the three-month period ended September 30, 2021, to 20.2% for the three-month period ended September 30, 2022, primarily reflecting increased costs attributable to ongoing component cost inflation, manufacturing inefficiencies related to prolonged lead times and logistics delays, and the incremental costs of transitioning new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the third quarter of 2022 was $5,345, an increase of $553 or 11.5% over gross profit of $4,792 for the third quarter of 2021. Battery & Energy Products’ gross margin of 18.7% decreased by 530 basis points from the 24.0% gross margin for the year-earlier period, reflecting rapid cost inflation on components not fully aligned with customer price increases, manufacturing inefficiencies associated with component availability, prolonged lead times and related logistics delays impacting timely deliveries, and incremental costs associated with the transition of new products to higher volume production.

For our Communications Systems segment, gross profit for the third quarter of 2022 was $1,370 or 29.5% of revenues, compared to gross profit of $316 or 18.0% of revenues, for the third quarter of 2021. The increase was primarily due to higher factory volume and favorable sales mix.

Operating Expenses. Consolidated operating expenses for the three-month period ended September 30, 2022 were $7,301, an increase of $1,414 or 24.0% from the $5,887 for the three-month period ended September 30, 2021.  The increase is primarily attributable to the acquisition of Excell, which contributed operating expenses of $1,115 in the third quarter, including $181 of intangible asset amortization.  Excluding Excell, operating expenses increased $299 or 5.1% due to increased new product development, travel, and sales commissions, as well as inflationary cost increases. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 22.0% for the quarter ended September 30, 2022 compared to 27.1% for the quarter ended September 30, 2021 resulting from sales leverage and control over discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $318 for the third quarter of 2022 ($295 in selling, general and administrative expenses and $23 in research and development costs), compared with $148 for the third quarter of 2021 ($121 in selling, general, and administrative expenses and $27 in research and development costs). Research and development costs were $1,896 for the three-month period ended September 30, 2022, an increase of $173 or 10.0%, from $1,723 for the three-months ended September 30, 2021. The increase is largely attributable to the operations of Excell, acquired in December 2021, and increased investments in our Communications Systems business to develop new products expanding the business into select commercial markets.  Selling, general, and administrative expenses increased $1,241 or 29.8%, to $5,405 for the third quarter of 2022 from $4,164 for the third quarter of 2021. The increase is mostly attributable to the operations of Excell which contributed $1,026 of selling, general and administrative expenses, including intangible asset amortization of $181, for the third quarter of 2022, with the remainder reflecting inflationary cost increases.

Income Taxes. For the three-month period ended September 30, 2022, Ultralife recognized an income tax benefit of $90, comprised of a $218 current provision for taxes expected to be paid on income primarily from our non-U.S. operations, and a $308 deferred benefit, compared to an income tax benefit of $175 for the three-month period ended September 30, 2021, comprised of a $43 current provision and a $218 deferred benefit. Our effective tax rate was 27.1% for the third quarter of 2022 as compared to 22.5% for the third quarter of 2021, primarily attributable to the geographic mix of our operating results, including income generated in Canada by Excell for the current year. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife was $239, or ($0.01) per share – basic and diluted, for the three-month period ended September 30, 2022, compared to net loss attributable to Ultralife of $585, or ($0.04) per share – basic and diluted, for the three-month period ended September 30, 2021.  The reduction in net loss is primarily attributable to higher sales for the 2022 quarter. Weighted average shares outstanding used to compute diluted earnings per share increased from 16,065,412 for the third quarter of 2021 to 16,133,069 for the third quarter of 2022 as a result of stock option exercises since the third quarter of 2021.

Nine-Month Periods Ended September 30, 2022 and September 30, 2021

Revenues.  Consolidated revenues for the nine-month period ended September 30, 2022 were $95,733, an increase of $21,229, or 28.5%, over $74,504 for the nine-month period ended September 30, 2021.  Overall, commercial sales increased 49.5% while government/defense sales decreased 7.2% from the 2021 period. Revenues for the 2022 period include the operations of Excell which was acquired by the Company on December 13, 2021.

Battery & Energy Products revenues increased $22,879, or 35.2%, from $64,994 for the nine-month period ended September 30, 2021 to $87,873 for the nine-month period ended September 30, 2022.  The increase was attributable to the $19,898 revenue contribution from the operations of Excell, and a 7.1% increase in commercial sales excluding Excell, partially offset by a 1.9% reduction in government/defense sales.  The increase in commercial sales, excluding Excell, was driven by a 11.0% increase in oil & gas market sales reflecting the rebound in the energy sector, a 9.6% increase in industrial market sales including our new Thionyl Chloride and thin cell battery cells, and a 3.9% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices.  The decline in government/defense sales was primarily due to supply chain disruptions experienced internally and by our customers which pushed out sales to future periods.

Communications Systems revenues decreased $1,650, or 17.4%, from $9,510 for the nine-month period ended September 30, 2021 to $7,860 for the nine-month period ended September 30, 2022. This decrease is primarily attributable to supply chain disruptions including extended lead times for components causing delays in our shipments to customers, and the push out of certain orders by our customers to future periods.

Cost of Products Sold / Gross Profit.  Consolidated cost of products sold totaled $74,414 for the nine-month period ended September 30, 2022, an increase of $19,263, or 34.9%, from the $55,151 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 74.0% for the nine-month period ended September 30, 2021 to 77.7% for the nine-month period ended September 30, 2022. Correspondingly, consolidated gross margin decreased from 26.0% for the nine-month period ended September 30, 2021, to 22.3% for the nine-month period ended September 30, 2022, primarily reflecting lower factory volume for our Communications Systems segment, incremental costs in 2022 associated with supply chain disruptions, including rapid and continuous increases in the cost of some key components, manufacturing inefficiencies caused by component availability, extended lead times and logistical delays impacting timely deliveries, and the transition of new products to higher volume production.

For our Battery & Energy Products segment, gross profit for the first nine months of 2022 was $19,217, an increase of $2,973 or 18.3% over gross profit of $16,244 for the comparable 2021 period. Battery & Energy Products’ gross margin of 21.9% decreased by 310 basis points from the 25.0% gross margin for the year-earlier period, reflecting rapid cost inflation on components not fully aligned with customer price increases, manufacturing inefficiencies associated with component availability, lead times and related logistics impacting timely deliveries, and incremental costs associated with the transition of new products to higher volume production.

For our Communications Systems segment, gross profit for the first nine months of 2022 was $2,102 or 26.7% of revenues, compared to gross profit of $3,109 or 32.7% of revenues, for the comparable 2021 period. The decline was primarily due to lower factory volume resulting in the under-absorption of factory costs and unfavorable sales mix experienced during the first nine months of 2022.

Operating Expenses. Consolidated operating expenses for the nine-month period ended September 30, 2022 were $21,407, an increase of $3,318 or 18.3% from the $18,089 for the nine-month period ended September 30, 2021.  The increase is primarily attributable to the acquisition of Excell, which contributed operating expenses of $3,258 for the first nine months of 2022, including $545 of intangible asset amortization and one-time acquisition costs of $70.  Excluding Excell, operating expenses increased $60 or 0.3%. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 22.4% for the nine-month period ended September 30, 2022 compared to 24.3% for the nine-month period ended September 30, 2021.  Amortization expense associated with intangible assets related to our acquisitions was $969 for the first nine months of 2022 ($895 in selling, general and administrative expenses and $74 in research and development costs), compared with $458 for the first nine months of 2021 ($365 in selling, general, and administrative expenses and $93 in research and development costs). Research and development costs were $5,425 for the nine-month period ended September 30, 2022, an increase of $202 or 3.9%, from $5,223 for the nine-months ended September 30, 2021. The increase is attributable to our acquisition of Excell. Selling, general, and administrative expenses increased $3,116 or 24.2%, to $15,982 for the first nine months of 2022 from $12,866 for the comparable 2021 period. The increase is attributable to the December 2021 acquisition of Excell which contributed $3,011 of selling, general and administrative expenses, including intangible asset amortization of $545, for the 2022 period.

Other (Income) Expense. Other income totaled $22 for the nine-month period ended September 30, 2022 compared to other expense of $76 for the nine-month period ended September 30, 2021. Interest and financing expense increased $419, or 255.5%, from $164 for the first nine months of 2021 to $583 for the first nine months of 2022. The increase is primarily due to the financing of the Excell Acquisition. Miscellaneous income amounted to $605 for the first nine months of 2022 compared with $88 for the 2021 period, primarily representing foreign currency exchange gains on U.S.-denominated transactions and balances of our non-U.S. businesses.

Income Taxes. For the nine-month period ended September 30, 2022, Ultralife recognized an income tax benefit of $171, comprised of a $512 current provision for income taxes expected to be paid on income primarily from our non-U.S. operations, and a $683 deferred benefit, compared to an income tax provision of $290 for the prior year same period, comprised of a $163 current provision and a $127 deferred provision. Our effective tax rate was 259.1% for the first nine months of 2022 as compared to 24.4% for the first nine months of 2021 primarily attributable to the geographic mix of our operating results, including income generated in Canada by Excell and the larger effect of permanent and discrete adjustments for the current year. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $105, or $0.01 per share – basic and diluted, for the nine-month period ended September 30, 2022, compared to $897, or $0.06 per share – basic and diluted, for the nine-month period ended September 30, 2021. Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,199,693 for the 2021 period to 16,144,165 for the 2022 period. The decrease is attributable to stock option exercises since the third quarter of 2021 offset by the anti-dilutive effect of the decrease in the average stock price used to compute diluted shares from $7.94 for the first nine months of 2021 to $5.00 for the first nine months of 2022. Accordingly, potential common shares used to compute diluted earnings per share decreased from 179,951 for the 2021 period to 22,203 for the 2022 period.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Net (loss) income attributable to Ultralife Corporation	$(239)	$(585)	$105	$897
Add:
Interest and financing expense	272	53	583	164
Income tax (benefit) provision	(90)	(175)	(171)	290
Depreciation expense	815	700	2,450	2,160
Amortization expense	318	148	969	458
Stock-based compensation expense	179	142	552	512
Non-cash purchase accounting adjustments	-	-	55	-
Adjusted EBITDA	$1,255	$283	$4,543	$4,481

Liquidity and Capital Resources

As of September 30, 2022, cash on hand totaled $5,051 (including restricted cash of $73), a decrease of $3,362 as compared to $8,413 as of December 31, 2021, primarily attributable to the procurement of inventory to enhance our ability to service orders requested by customers to ship in 2022 amidst challenging supply chain conditions.

During the nine-month period ended September 30, 2022, cash used in operations was $3,827, as compared to $8,462 generated from operations for the nine-month period ended September 30, 2021.  For the 2022 period, we used cash of $8,714 to procure inventory to proactively manage our supply chain, reduce lead times and the impact of potential cost increases on components and raw materials, and enhance our position to service customer orders.  The increase in inventory and the timing of sales, collections and disbursements resulted in net cash of $7,245 used for working capital, which was partially offset by net income of $105 and non-cash net expenses totaling $3,313 for depreciation, amortization, stock-based compensation, and deferred taxes.

Cash used in investing activities for the nine months ended September 30, 2022 was $1,396 for capital expenditures, reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the nine months ended September 30, 2022 was $2,097, primarily consisting of draws from our credit facility for the purchase of certain critical raw materials requiring cash-in-advance payment terms by the vendors, plus $105 in net proceeds on stock-based awards, partially offset by $1,333 of principle payments on our term loan.

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

Commitments

As of September 30, 2022, the Company had $14,330 outstanding borrowings on the Revolving Credit Facility and $8,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of September 30, 2022.

As of September 30, 2022, we had made commitments to purchase approximately $624 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas.  Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance.  All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2021 Annual Report on Form 10-K and Note 1 to the consolidated financial statements in Part I of this Form 10-Q should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first nine months of 2022, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

In addition to the Risk Factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2021, as filed on March 8, 2022, you should carefully consider the following Risk Factors that we believe are material to our business:

●

Changes in economic conditions, including inflation, rising interest rates, volatile equity capital markets and ongoing supply chain disruptions, have affected and may continue to affect our business, revenues and earnings adversely.

●

Inflation rates have increased and may continue to rise. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers on a timely manner consistent with the price increases. This affected and may continue to affect our business and profit margins adversely.

●	Rising interest rates will increase the cost of our variable borrowing rates, may affect our earnings adversely.

Item 6. Exhibits

Exhibit Index	Exhibit Description	Incorporated by Reference from
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: October 27, 2022	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2022	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)