Form 10-K/A
period 2022-12-31
ULTRALIFE CORP
filed 2023-04-28
CIK 875657

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

As of April 24, 2023, the registrant had 16,135,358 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2022 as originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about May 30, 2023 as we are holding our 2023 Annual Stockholders’ Meeting (the “Meeting”) on July 19, 2023.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “our,” and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

i

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information concerning our directors as of April 24, 2023.

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael E. Manna	53
Mr. Manna has served as our President and Chief Executive Officer and as a director of the Company since November 22, 2022. Mr. Manna has almost thirty years’ experience in the battery industry, all with Ultralife Corporation. He joined the Company in 1993 and held numerous leadership positions of increasing responsibility in engineering, operations, product management, research & development and sales. Most recently, Mr. Manna served as President, Battery & Energy Products and continues in his leadership of this business segment. Mr. Manna is a well-recognized expert in rechargeable and primary battery cell design across multiple chemistries in both commercial and government/defense markets. He has been awarded several patents for the Company and was a key member of the team that delivered the first Lithium-Ion Polymer Cell to the market. Mr. Manna has a BS degree in Computer Science from Rochester Institute of Technology. Mr. Manna has been nominated for election to our Board of Directors because of his battery industry expertise and his position as President and Chief Executive Officer of the Company.

Janie Goddard	52
Ms. Goddard has been a director of the Company since February 21, 2023. Most recently, Ms. Goddard served as a Divisional Chief Executive for the Environmental and Analysis Sector at Halma plc, a global group of technology companies and as a Divisional Chief Executive of Halma’s Medical and Environmental Sector. Before joining Halma, from 2016 to 2019, Ms. Goddard served as Divisional President of the Detection and Analysis Business Unit at Novanta Inc., where she led a portfolio of solutions for medical device OEMs. Prior to Novanta, Ms. Goddard served in leadership roles at Welch Allyn (acquired by Hill-Rom), Covidien (acquired by Medtronic), and Johnson & Johnson. Ms. Goddard also serves on the board of directors of Methode Electronics, Inc., a public company (NYSE: MEI) that develops and manufactures custom solutions for the transportation (including electric vehicles), industrial and medical markets. She received a B.S. in Business Administration from Washington University in St. Louis and an M.B.A. from Harvard Business School. Ms. Goddard has been nominated for election to our Board of Directors because of her strong track record of P&L leadership within global companies, her background in commercial execution, strategic marketing, and product development and her depth and breadth of experience in global medical device and industrial markets.

Thomas L. Saeli	66
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

Robert W. Shaw II	66
Mr. Shaw has been a director of the Company since June 2010. Since 2015 he has been a consultant for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses. Since 2015 as well, he has been a senior advisor to Hornblower Group, the world's largest operator of excursion vessels. Mr. Shaw has served as President of the largest dining and excursion boat operator in the United States, with over 100 vessels. He has been President of a large mechanical contracting company specializing in the federal government and healthcare markets.  Mr. Shaw served in the US Marine Corps as an infantry Captain, has an MBA degree from Harvard University and a BS degree in engineering from Cornell University. Mr. Shaw has been nominated for re-election to our Board of Directors because of his management expertise and experience as an executive officer.

Ranjit C. Singh	70
Mr. Singh has been a director of the Company since August 2000 and served as Chair of our Board of Directors from December 2001 to June 2007. Mr. Singh is currently the Chief Executive Officer of CSR Consulting Group, which provides business and technology consulting services, a position that he has held since 2008. He previously served as President and Chief Executive Officer of Aptara, a content outsourcing services company, from February 2003 until July 2008. Prior to that, he was President and Chief Operating Officer of ContentGuard, which develops and markets digital property rights software. Before joining ContentGuard, Mr. Singh worked for Xerox as a corporate Senior Vice President responsible for the software and services businesses. Mr. Singh has a BS and MS in Electrical Engineering from University of Bath, England and an MBA from Worcester Polytechnic Institute. We believe Mr. Singh’s service as a member of our Board of Directors is appropriate because of his experience as an executive of and advisor to growing technology-based companies, his familiarity with international operations and his expertise in mergers and acquisitions. Mr. Singh is not eligible for election at the 2023 Annual Meeting of Stockholders since, in accordance with the Company’s Corporate Governance Principles, he has reached the director mandatory retirement age of seventy (70) prior to the Meeting.

Bradford T. Whitmore	66
Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 37.1% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for the year ended December 31, 2022 were:

●	Michael D. Popielec, President and Chief Executive Officer from January 1, 2022 to November 22, 2022

●	Michael E. Manna, President and Chief Executive Officer commencing November 22, 2022

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

There were no other individuals who meet the definition of Named Executive Officer.

Mr. Manna’s information is set forth above with the other directors. Certain information with respect to our other executive officers for fiscal 2022 is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	68
Mr. Fain was named our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. He previously served as Vice President of Business Development, having joined us in February 2008.Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA. Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the world’s most sought-after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his BA in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

Michael D. Popielec	61	Mr. Popielec served as our President and Chief Executive Officer and as a director of the Company from December 30, 2010 to November 22, 2022. Mr. Popielec has over 30 years’ experience in growing domestic and international industrial businesses. Prior to joining us, Mr. Popielec operated his own management consulting business from 2009 to 2010 and was Group President, Applied Technologies from 2008 to 2009 and Group President, Diversified Components from 2005 to 2007 at Carlisle Companies, Inc., a $2.5 billion diversified global manufacturer. Prior to that, from 2003 to 2005, he held various positions, including Chief Operating Officer, Americas, for Danka Business Systems, PLC. From 1985 to 2002, Mr. Popielec held positions of increasing responsibility at General Electric Company, culminating in his serving as a GE corporate officer and as President and Chief Executive Officer of GE Power Controls, the European arm of GE Industrial Systems. Mr. Popielec has a BS in Mechanical Engineering from Michigan State University. We believe Mr. Popielec’s service as a member of our Board of Directors was appropriate because of his position as President and Chief Executive Officer of the Company.

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

Our Board of Directors has determined that, except for Michael E. Manna, our President and Chief Executive Officer, and Michael D. Popielec, who previously served as President and Chief Executive Officer and a director of the Company, are “independent” for purposes of listing standards of The NASDAQ Stock Market (“NASDAQ”) applicable to the Corporate Development and Governance Committee and the Compensation and Management Committee. In addition, our Board of Directors has determined that, except for Michael E. Manna, Bradford T. Whitmore, our Board Chair, and Michael D. Popielec, all directors are “independent” for purposes of NASDAQ listing standards applicable to the Audit and Finance Committee. We believe that the segregation of the roles of Board Chair from that of the President and Chief Executive Officer ensures better overall governance of our Company and provides meaningful checks and balances regarding our overall performance. This structure allows our President and Chief Executive Officer to focus on our business while the Board Chair leads our Board of Directors in establishing corporate policy and enhancing our governance structure and practices. We believe this structure is appropriate for a company with our varied product portfolio addressing both commercial and defense markets.

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2022, our Board of Directors held five meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2022, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: 1) the total number of meetings of the Board; and 2) the total number of meetings held by all committees of the Board on which he or she served.

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

Our Board of Directors has determined that all directors who serve on these committees are “independent” for purposes of listing standards of NASDAQ, and that the members of the Audit and Finance Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Our Board of Directors based these determinations primarily on a review of the responses of the directors to questions regarding employment, compensation history, affiliations and family and other relationships, and on follow-up discussions with directors.

Our Board of Directors, consisting of five members, has one director who identifies as “diverse” in accordance with NASDAQ listing standards.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Janie Goddard, Robert W. Shaw II and Ranjit C. Singh. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm. The Committee meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2022.

Our Board of Directors, consisting of six members, has one director who identifies as “diverse” and one director who identifies as “Female” and “African American or Black” in accordance with NASDAQ listing standards. Ranjit C. Singh, who identifies as “diverse”, will be retiring and not standing for re-election at the 2023 Annual Meeting.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Janie Goddard, Thomas L. Saeli and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes annual recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2022.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Janie Goddard, Thomas L. Saeli and Ranjit C. Singh. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers appointed by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2022.

Stockholder Recommendations and Standards for Director Nominations

As noted above, the Corporate Development and Governance Committee considers and establishes procedures regarding recommendations for nomination to our Board of Directors, including nominations submitted by stockholders. Such recommendations, if any, should be sent to our Corporate Secretary, Attn: Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. Any recommendations submitted to the Corporate Secretary should be in writing and should include any material the stockholder considers appropriate in support of that recommendation but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director, should he or she be elected. The Corporate Development and Governance Committee evaluates all potential candidates in the same manner, regardless of the source of the recommendation.

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

Annual Meeting Attendance

Our policy is that all our directors, absent special circumstances, should participate in our Annual Meeting of Stockholders, either in person or telephonically. All directors participated in last year’s Annual Meeting of Stockholders.

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2022. In addition, our standing committees meet in executive session on a regular basis.

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

ITEM 11.         EXECUTIVE COMPENSATION

Director Compensation

We presently use cash compensation to attract and retain qualified candidates to serve on our Board of Directors. Our practice is to survey our peer group companies, generally consisting of like-sized micro-cap companies and/or public companies in our industry, periodically to ascertain whether our overall director compensation is appropriate and balanced. If we perceive that there has been a major change in our Company or the market, we may alter the time between surveys. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties to us, the skill-level required by members of our Board of Directors, and based on publicly available data, the compensation paid to directors in similar-sized organizations in our industry. Our program is designed to deliver annual director compensation at the median levels of director compensation for companies in similar industries and of similar size. Our annual director compensation period runs from July 1 to June 30.

Annual Retainers

Each non-employee director will receive an annual cash retainer of $70,040, except for the Board Chair, who will receive an annual cash retainer of $103,000, for the period July 1, 2022 through June 30, 2023, the same as the amounts for the period July 1, 2021 through June 30, 2022. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2022 to June 30, 2023 were the same as amounts for the period July 1, 2021 through June 30, 2022, as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$5,410	$13,650
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2022, we paid our non-employee directors an aggregate $399,890.

Our non-employee directors have stock ownership guidelines that require them to maintain ownership of at least $40,000 of our common stock. Newly elected directors have two years from their election to the Board to achieve the stock ownership requirement. Currently, all our non-employee directors, except for Ms. Goddard who joined the Board on February 21, 2023 and has two years from that date to achieve the stock ownership requirement, meet the stock ownership guidelines. Refer to the Executive Officer Compensation section contained herein for stock ownership guidelines for our executive officers.

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2022.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	(1)	(2)	(3)	(4)	(5)	(6)
Thomas L. Saeli	99,650	-	-	-	-	-	99,650
Robert W. Shaw II	97,590	-	-	-	-	-	97,590
Ranjit C. Singh	99,650	-	-	-	-	-	99,650
Bradford T. Whitmore	103,000	-	-	-	-	-	103,000
	399,890	-	-	-	-	-	399,890

(1)	Amounts shown represent cash compensation earned during for 2022. Amounts may differ from amounts paid in 2022 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2022 or outstanding at December 31, 2022.

(3)	There were no option awards granted to our non-employee directors during 2022 or outstanding at December 31, 2022.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2022.

(5)	There were no non-qualified deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2022.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2022.

Each of Michael E. Manna, our current President and Chief Executive Officer and Michael D. Popielec, our former President and Chief Executive Officer, were ineligible to receive compensation for his service as a director because he is/was also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

Executive Officer Compensation

We have determined that Mr. Popielec from January 1, 2022 to November 22, 2022, Mr. Manna commencing November 22, 2022, and Mr. Fain were our named executive officers for 2022.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2022 and 2021:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (1)	Year	(2)	(3)	(4)	(5)	(6)
Michael E. Manna, President and Chief	2022	241,422	31,283	-	32,087	13,814	318,606
Executive Officer (Current)
Philip A. Fain, Chief Financial Officer,	2022	340,414	36,363	-	51,339	16,910	445,026
Treasurer and Secretary	2021	338,713	20,000	-	60,028	16,712	435,453
Michael D. Popielec, President and	2022	534,400	85,631	-	102,678	24,467	747,176
Chief Executive Officer (Former)	2021	531,761	30,000	-	120,056	24,483	706,300

(1)
The 2022 amounts presented in the Compensation Table above for Mr. Popielec represent his compensation for the full year, although he served as a named executive officer from January 1, 2022 to November 22, 2022. Similarly, the 2022 amounts presented for Mr. Manna represent his compensation for the full year, although he served as a named executive officer commencing on November 22, 2022.

(2)
Amounts shown represent base salary cash compensation paid during the respective years. Amounts may differ from amounts earned due to timing of payroll periods. Refer to the “Narrative to Summary Compensation Table” below for further information.

(3)
Amounts shown represent short-term incentive plan (“STIP”) cash awards earned during the respective years and paid in the subsequent year. Refer to the “Narrative to Summary Compensation Table” for further information.

(4)	There were no stock awards other than stock options granted during fiscal years 2022 and 2021.

(5)
Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(6)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)
Michael E. Manna	2022	9,656	4,158	13,814
Philip A. Fain	2022	12,200	4,710	16,910
	2021	11,600	5,112	16,712
Michael D. Popielec	2022	9,206	15,261	24,467
	2021	10,349	14,134	24,483

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

Base Salary

The Compensation and Management Committee evaluates the performance of the President and Chief Executive Officer and presents its evaluation and recommendation annually for base salary adjustment, if any, to the Board of Directors for approval. The President and Chief Executive Officer evaluates the performance of Mr. Fain, our Chief Financial Officer, Treasurer and Secretary, and presents his evaluation and recommendation annually for a base salary adjustment, if any, to the Compensation and Management Committee, which, in turn, may recommend acceptance of or adjustment to such base salary recommendation to the Board of Directors. If adjustments to base salaries are recommended and approved, the adjustments are made to be effective for a period ranging from twelve to fifteen months from the date of the last salary adjustment.

In 2021, Mr. Popielec and Mr. Fain informed the Compensation and Management Committee, that they would voluntarily forego any base salary increases for 2021, although they were eligible for increases based on a number of factors including individual and Company performance. In October 2022, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Popielec ($531,761 to $547,715) and 3.0% for Mr. Fain ($338,713 to $348,875). The salary increases were approved by the Committee based on a number of factors including individual and Company performance. On November 22, 2022, upon his appointment as President and Chief Executive Officer, the Board of Directors upon recommendation of the Compensation and Management Committee, approved a base salary of $375,000 for Mr. Manna. His salary as President, Battery & Energy Products prior to his appointment as President and Chief Executive Officer had been $253,000.

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

For 2022, the STIP target bonus levels for Messrs. Popielec, Fain and Manna were 75%, 50% and 50% of their respective base salaries. For Messrs. Popielec and Fain, the performance goals to be achieved to be awarded the STIP targeted bonus for 2022 were consolidated operating profit and consolidated revenue goals of $7.3 million and $139.2 million, respectively, as measured pursuant to generally accepted accounting principles. For Mr. Manna, the performance goals to be achieved to be awarded the STIP target bonus were consolidated operating profit and Battery & Energy Products revenue goals of $7.3 million and $118.2 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the respective revenue goal. Achievement of less than 75% of the consolidated operating profit and less than 90% of the revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in an 80% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 112.5% of the consolidated operating profit goal and achievement of over 100% to 112.5% of the revenue goal would result in an award ranging from 81% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 112.5% to 150% of the consolidated operating profit goal and over 112.5% to 125% of the revenue goal would result in an award ranging from 101% to 120% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2022 financial performance, Messrs. Popielec, Fain and Manna earned STIP awards for 2022 of $85,631, $36,362, and $31,283, respectively, which were paid in April 2023. In addition, at the recommendation of the Compensation Committee, the Board of Directors approved discretionary bonuses of $30,000 and $20,000 for Mr. Popielec and Mr. Fain, respectively, which were paid in February 2022 for their roles in the 2021 acquisition and integration of Excell Battery Group.

For 2021, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2021 were consolidated operating profit and consolidated revenue goals of $7.1 million and $114.0 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than the consolidated operating profit and revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in a 75% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 132% of the consolidated operating profit goal and achievement of over 100% to 111% of the revenue goal would result in an award ranging from 76% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 132% to 166% of the consolidated operating profit goal and over 111% to 139% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2021 financial performance, Messrs. Popielec and Fain did not earn STIP awards for 2021.

Long-Term Incentive Plan

Stock options and other equity awards are used to align the interests of our executive officers with those of our stockholders by incentivizing our executive officers to achieve long-term growth and sustainable stockholder value.

Refer to “Outstanding Equity Awards” below for stock options granted during 2022 and 2021. There were no other equity-based awards granted to our executive officers during 2022 and 2021.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2022 and 2021, the Company matched 100% on the first 3% and 50% on the next 2% of an employee’s eligible contributions.

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

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2022 for our executive officers.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price ($)	Date
Michael E. Manna	10,000	-	-	4.2902	6/1/2023
	20,000	-	-	5.3057	1/18/2024
	8,500	-	-	9.8514	4/18/2025
	10,000	-	-	8.2523	7/23/2026
	10,000	-	-	8.4476	9/6/2026
	7,334	3,666 (1)	-	6.5062	4/22/2027
	4,167	8,333 (2)	-	6.9694	10/20/2028
	-	12,500 (3)	-	5.4533	10/19/2029
Philip A. Fain	20,000	-	-	4.2902	6/1/2023
	20,000	-	-	5.7075	4/19/2024
	20,000	-	-	9.8514	4/18/2025
	25,000		-	8.2523	7/23/2026
	13,334	6,666 (4)	-	6.5062	4/22/2027
	6,667	13,333 (5)	-	6.9694	10/20/2028
	-	20,000 (6)	-	5.4533	10/19/2029
Michael D. Popielec	40,000	-	-	4.2902	6/1/2023
	40,000	-	-	9.8514	1/20/2024 (10)
	45,000	-	-	8.2523	1/20/2024 (10)
	26,667	13,333 (7)	-	6.5062	1/20/2024 (10)
	13,334	13,333 (8)	-	6.9694	1/20/2024 (10)
	-	13,334 (9)	-	5.4533	1/20/2024 (10)

(1)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 11,000 shares of our common stock. This option vested with respect to 3,667 shares on April 22, 2021, 3,667 shares on April 22, 2022 and 3,666 shares on April 23, 2023.

(2)
On October 20, 2021, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on October 20, 2022 and will vest with respect to, 4,167 shares on October 20, 2023 and 4,166 shares on October 20, 2024.

(3)
On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option will vest with respect to 4,167 shares on October 19, 2023, 4,167 shares on October 19, 2024 and 4,166 shares on October 19, 2025.

(4)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 22, 2021, 6,667 shares on April 22, 2022 and 6,666 shares on April 22, 2023.

(5)
On October 20, 2021, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on October 20, 2022, and will vest with respect to 6,667 shares on October 20, 2023 and 6,666 shares on October 20, 2024.

(6)
On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option will vest with respect to 6,667 shares on October 19, 2023, 6,667 shares on October 19, 2024 and 6,666 shares on October 19, 2025.

(7)
On April 22, 2020, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on April 22, 2021, 13,333 shares on April 22, 2022, and 13,333 shares on January 20, 2023 upon Mr. Popielec’s termination, pursuant to the terms of his employment agreement dated December 6, 2010 (the “Employment Agreement”).

(8)
On October 20, 2021 our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on October 20, 2022 and 13,333 shares on January 20, 2023 upon Mr. Popielec’s termination, pursuant to the Employment Agreement. The remaining 13.333 shares underlying this option will not vest as a result of the termination.

(9)
On October 19, 2022 our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on January 20, 2023 upon Mr. Popielec’s termination, pursuant to the Employment Agreement. The remaining 26,666 shares underlying this option will not vest as a result of the termination.

(10)
Mr. Popielec’s exercisable stock options outstanding as of his termination shall remain exercisable for one year following the termination date, or through the original expiration date, if earlier, pursuant to the terms of his Employment Agreement.

There were no other equity awards outstanding at December 31, 2022 for our executive officers.

Option Exercises

The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2022 for our executive officers.

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
Philip A. Fain	8,500	(1)	46,423	(2)

(1)
Represents share of the Company’s common stock acquired on March 2, 2022 upon the exercise of options for 30,000 shares of common stock otherwise expiring on March 3, 2022, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(2)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2014 LTIP.

Employment Arrangements

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

In connection with the termination of his employment, Mr. Popielec was entitled to receive the following severance benefits under the terms of the Employment Agreement with the total cost of approximately $779,000 comprising a one-time charge reflected in the Company’s 2022 fourth quarter results:

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

There are no employment agreements in place for Mr. Manna, appointed as President and Chief Executive Officer on November 22, 2022, and for Mr. Fain. Mr. Manna and Mr. Fain have executed Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

Retirement Benefits and Potential Payments upon Termination, Change in Control or Retirement

The only arrangement that we maintain that provides for retirement benefits is our tax-qualified defined contribution 401(k) plan. The material terms of our tax-qualified defined contribution 401(k) plan are summarized above under the heading “Retirement Benefits.”

All potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the 2014 LTIP. The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements”. On June 18, 2018, the Compensation and Management Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the 2014 LTIP). On October 18, 2018, the Compensation and Management Committee unanimously approved a modification to the retirement policy whereby an executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired.

Stock Ownership Guidelines

To better align the interests of our executive officers and stockholders, the Compensation and Management Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2022, the Compensation and Management Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $9.11 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2022, divided by the total shares traded for such two-year period. Each year the Compensation and Management Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire or appointment as an executive officer to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after-tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 16,135,358 shares issued and outstanding as of April 24, 2023.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 5215 Old Orchard Road, Suite 620 Skokie, IL 60077	5,985,852	37.1%
Visionary Wealth Advisors (2) 1405 North Green Mount Rd., Suite 500 O’Fallon, IL 62208	1,030,135	6.4%
Dimensional Fund Advisors LP (3) Building One 6300 Bee Cave Road Austin, TX 78746	1,010,647	6.3%

(1)
Based on information contained in a Form 4 dated March 13, 2023 as filed by Bradford T. Whitmore with the SEC on that same date, Mr. Whitmore individually and as sole manager and sole voting member of SUNRAY I, LLC, a Delaware limited liability company and as General Partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 5,985,852 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 5,467,236 of such shares, of which 4,452,283 are held in the name in SUNRAY I, LLC, and shared voting and dispositive power (with Grace Brothers, LP) with respect to 518,616 of such shares.

(2)
Based on information contained in a Schedule 13G dated February 14, 2023 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2022, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 8,000 shares of common stock and shared dispositive power as to 1,030,135 shares of common stock.

(3)
Based on information contained in a Schedule 13G dated February 10, 2023 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 30, 2022, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Schedule 13G reported that Dimensional Fund Advisors LP had sole voting power as to 983,048 shares of common stock and sole dispositive power as to 1,010,647 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2023 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael E. Manna	84,167 (3)	* (4)
Michael D. Popielec	521,510 (5)	3.2% (6)
Janie Goddard	-	-
Thomas L. Saeli	75,446	*
Robert W. Shaw II	60,750	*
Ranjit C. Singh	79,801	*
Bradford T. Whitmore	5,985,852 (7)	37.1%
Philip A. Fain	241,667 (8)	1.5% (9)
All Directors and Executive Officers as a group (8 persons)	7,049,193 (10)	42.7% (11)

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

(2)	Except as otherwise indicated, computations are based on 16,135,358 shares outstanding as of April 24, 2023.

(3)
The number of shares deemed to be beneficially owned consists of 10,500 shares of common stock held by Mr. Manna as of April 24, 2023, or less than 1% of common stock outstanding as of that date, and 73,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(4)
Computed based on 16,209,025 shares of common stock deemed outstanding, which consists of 16,135,358 shares of common stock outstanding as of April 24, 2023, and 73,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(5)
The number of shares deemed to be beneficially owned consists of 316,509 shares of common stock held by Mr. Popielec as of April 24, 2023, or 2.0% of common stock outstanding as of that date, and 205,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(6)
Computed based on 16,340,359 shares of common stock deemed outstanding, which consists of 16,135,358 shares of common stock outstanding as of April 24, 2023, and 205,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Popielec.

(7)	See “Security Ownership of Certain Beneficial Owners” above.

(8)
The number of shares deemed to be beneficially owned consists of 130,000 shares of common stock held by Mr. Fain as of April 24, 2023, or less than 1% of common stock outstanding as of that date, and 111,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(9)
Computed based on 16,247,025 shares of common stock deemed outstanding, which consists of 16,135,358 shares of common stock outstanding as of April 24, 2023, and 111,667 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(10)
The number of shares deemed to be beneficially owned consists of 6,658,858 shares of common stock held by all directors and executive officers as a group as of April 24, 2023, or 41.3% of common stock outstanding as of that date, and 390,335 shares of common stock subject to options that may be exercised within 60 days.

(11)
Computed based on 16,525,694 shares of common stock deemed outstanding, which consists of 16,135,358 shares of common stock outstanding as of April 24, 2023 and 390,335 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2022.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2022 and 2021, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this Amendment No. 1.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2022 and 2021 were:

	2022	2021
Audit Fees	$575,057	$425,341
Audit - Related Fees	18,500	8,500
Tax Fees	5,891	19,224
Total Fees	$599,448	$453,065

Audit Fees

Audit fees were for professional services rendered for the audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees for 2022 include fees attributable to the full year inclusion of Excell Battery Group in the Company’s financial results. Audit fees for 2021 include fees attributable to business combination accounting and reporting relating to the Company’s acquisition of the business of Excell Battery Group in December 2021.

Audit-Related Fees

Audit-related fees were for the annual audits of our 401(k) defined contribution plan.

Tax Fees

Tax fees were attributable to the amalgamation/restructuring of our legal entity structure for Excell Battery Group in 2022 and due diligence performed in connection with the Company’s acquisition of Excell Battery Group in 2021.

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

Previously filed with Form 10-K for the year ended December 31, 2022, as filed on March 31, 2023.

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
Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2023
21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with Form 10-K for the year ended December 31, 2022, filed March 31, 2023
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by tfhe undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 28, 2023	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2023	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2023	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 28, 2023	/s/ Janie Goddard
Janie Goddard (Director)

Date: April 28, 2023	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 28, 2023	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 28, 2023	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 28, 2023	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)