Form 10-Q
period 2023-03-31
ULTRALIFE CORP
filed 2023-05-04
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization) 2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	16-1387013 (I.R.S. Employer Identification No.) (315) 332-7100 (Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of April 30, 2023, the registrant had 16,135,358 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$5,605	$5,713
Trade accounts receivable, net of allowance for expected credit losses of $308 and $303, respectively	24,463	27,779
Inventories, net	47,311	41,192
Prepaid expenses and other current assets	3,973	4,304
Total current assets	81,352	78,988
Property, plant and equipment, net	21,412	21,716
Goodwill	37,518	37,428
Other intangible assets, net	15,747	15,921
Deferred income taxes, net	12,965	12,069
Other noncurrent assets	2,160	2,308
Total assets	$171,154	$168,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,988	$16,074
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,321	2,890
Accrued expenses and other current liabilities	5,890	7,949
Total current liabilities	29,199	28,913
Long-term debt	21,126	19,310
Deferred income taxes	2,456	1,917
Other noncurrent liabilities	1,969	1,887
Total liabilities	54,750	52,027

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,570,710shares at March 31, 2023 and 20,570,710 shares at December 31, 2022; outstanding – 16,135,358 shares at March 31, 2023 and 16,135,358shares at December 31, 2022	2,057	2,057
Capital in excess of par value	187,544	187,405
Accumulated deficit	(48,297)	(47,951)
Accumulated other comprehensive loss	(3,553)	(3,750)
Treasury stock - at cost; 4,435,352 shares at March 31, 2023 and 4,435,352 shares at December 31, 2022	(21,484)	(21,484)
Total Ultralife Corporation equity	116,267	116,277
Non-controlling interest	137	126
Total shareholders’ equity	116,404	116,403

Total liabilities and shareholders’ equity	$171,154	$168,430

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands except per share amounts)

(Unaudited)

	Three-month period ended
	March 31, 2023	March 31, 2022

Revenues	$31,916	$30,373
Cost of products sold	24,480	23,415
Gross profit	7,436	6,958

Operating expenses:
Research and development	2,032	1,857
Selling, general and administrative	5,378	5,396
Total operating expenses	7,410	7,253

Operating income (loss)	26	(295)

Other (expense) income:
Interest and financing expense	(424)	(134)
Miscellaneous (expense) income	(70)	17
Total other expense	(494)	(117)

Loss before income taxes	(468)	(412)
Income tax benefit	(133)	(251)

Net loss	(335)	(161)

Net income attributable to non-controlling interest	(11)	(7)

Net loss attributable to Ultralife Corporation	(346)	(168)

Other comprehensive income (loss):
Foreign currency translation adjustments	197	(236)

Comprehensive income (loss) attributable to Ultralife Corporation	$149	$(404)

Net loss per share attributable to Ultralife common shareholders – basic	$(.02)	$(.01)

Net loss per share attributable to Ultralife common shareholders – diluted	$(.02)	$(.01)

Weighted average shares outstanding – basic	16,135	16,104
Potential common shares	-	-
Weighted average shares outstanding - diluted	16,135	16,104

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three-month period ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES:
Net loss	$(335)	$(161)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	762	816
Amortization of intangible assets	209	328
Amortization of financing fees	16	7
Stock-based compensation	139	189
Deferred income taxes	(390)	(402)
Changes in operating assets and liabilities:
Accounts receivable	3,365	(2,724)
Inventories	(6,026)	(3,274)
Prepaid expenses and other assets	639	977
Accounts payable and other liabilities	256	1,022
Net cash used in operating activities	(1,365)	(3,222)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(497)	(371)
Net cash used in investing activities	(497)	(371)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	2,300	1,450
Payments on term loan facility	(500)	(333)
Proceeds from exercise of stock options	-	113
Tax withholdings on stock-based awards	-	(7)
Net cash provided by financing activities	1,800	1,223

Effect of exchange rate changes on cash	(46)	7

DECREASE IN CASH	(108)	(2,363)

Cash, Beginning of period	5,713	8,413
Cash, End of period	$5,605	$6,050

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands except share amounts)

(Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net loss					(168)		7	(161)
Stock option exercises	38,369	4	109			(7)		106
Stock-based compensation – stock options			181					181
Stock-based compensation – restricted stock			8					8
Foreign currency translation adjustments adjustments				(236)				(236)
Balance – March 31, 2022	20,560,796	$2,056	$186,816	$(1,889)	$(48,000)	$(21,476)	$134	$117,641

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net loss					(346)		11	(335)
Stock option exercises	-	-	-			-		-
Stock-based compensation – stock options			138					138
Stock-based compensation – restricted stock			1					1
Foreign currency translation adjustments adjustments				197				197
Balance – March 31, 2023	20,570,710	$2,057	$187,544	$(3,553)	$(48,297)	$(21,484)	$137	$116,404

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2022.

The December 31, 2022 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

2.	DEBT

On December 13, 2021, Ultralife, Southwest Electronic Energy Corporation, a Texas corporation and wholly owned subsidiary of Ultralife (“SWE”), CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), Ultralife Excell Holding Corp., a Delaware corporation and wholly owned subsidiary of Ultralife (“UEHC”), Ultralife Canada Holding Corp., a Delaware corporation and wholly owned subsidiary of UEHC (“UCHC”), and Excell Battery Corporation USA, a Texas corporation and wholly owned subsidiary of UEHC (“Excell USA”), as borrowers, entered into the Second Amendment Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement dated May 31, 2017 as amended by the First Amendment Agreement by and among Ultralife, SWE, CLB and KeyBank dated May 1, 2019 (the “Credit Agreement”). On November 28, 2022, Ultralife, SWE, CLB, UEHC, UCHC, Excell USA, and Excell Battery Canada ULC, a British Columbia unlimited liability corporation and wholly owned subsidiary of UCHC (“Excell Canada”), entered into that certain Third Amendment Agreement with KeyBank, to further amend the Credit Agreement to, among other things, facilitate the joinder of Excell Canada as a guarantor under the Credit Agreement and to replace the LIBOR benchmark thereunder with SOFR (the “Third Amendment Agreement”, and together with the Second Amendment Agreement and the Credit Agreement, the “Amended Credit Agreement”).

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

As of March 31, 2023, the Company had $7,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $15,630 outstanding on the Revolving Credit Facility. As of March 31, 2023, total unamortized debt issuance costs of $171, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a Consolidated Senior Leverage Ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of March 31, 2023.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 31, 2023, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,420,611 outstanding stock options and 2,500 unvested restricted stock awards not included in the calculation of diluted EPS for the three-month period ended March 31, 2023, as the effect would be antidilutive. For the comparable three-month period ended March 31, 2022, there were 1,204,490 outstanding stock options and 11,664 unvested restricted stock awards not included in the calculation of diluted EPS, as the effect would be antidilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2023 and December 31, 2022. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	March 31,	December 31,
	2023	2022
Cash	$5,524	$5,634
Restricted cash	81	79
Total	$5,605	$5,713

As of March 31, 2023 and December 31, 2022, restricted cash included $81 and $79, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2023	2022
Raw materials	$32,960	$29,200
Work in process	4,594	2,757
Finished goods	9,757	9,235
Total	$47,311	$41,192

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Land	$1,273	$1,273
Buildings and leasehold improvements	15,605	15,572
Machinery and equipment	64,132	63,981
Furniture and fixtures	2,825	2,845
Computer hardware and software	7,687	7,744
Construction in process	1,642	1,245
	93,164	92,660
Less: Accumulated depreciation	(71,752)	(70,944)
Property, plant and equipment, net	$21,412	$21,716

Depreciation expense for property, plant and equipment was $762 and $816 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2023.

	Battery &
	Energy	Communications
	Products	Systems	Total
Balance – December 31, 2022	$25,935	$11,493	$37,428
Effect of foreign currency translation	90	-	90
Balance – March 31, 2023	$26,025	$11,493	$37,518

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2023
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,021	$6,166	$6,855
Patents and technology	5,577	5,214	363
Trade names	4,637	555	4,082
Trademarks	3,405	-	3,405
Other	1,500	458	1,042
Total other intangible assets	$28,140	$12,393	$15,747

	at December 31, 2022
		Accumulated
	Cost	Amortization	Net
Customer relationships	$12,970	$5,992	$6,978
Patents and technology	5,557	5,171	386
Trade names	4,629	522	4,107
Trademarks	3,404	-	3,404
Other	1,500	454	1,046
Total other intangible assets	$28,060	$12,139	$15,921

The change in the cost of total intangible assets from December 31, 2022 to March 31, 2023 is the effect of foreign currency translations.

Amortization expense for intangible assets was $209 and $328 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively. Amortization included in selling, general and administrative expenses was $185 and $302 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively. Amortization included in research and development expenses was $24 and $26 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2023	2022
Stock options	$138	$181
Restricted stock grants	1	8
Total	$139	$189

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2023, there was $553 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,425,693	$6.72
Granted	12,500	4.07
Exercised	-	-
Forfeited or expired	(17,582)	$7.57
Outstanding at March 31, 2023	1,420,611	$6.69	3.58	$0
Vested and expected to vest at March 31, 2023	1,295,019	$6.75	3.40	$0
Exercisable at March 31, 2023	911,553	$7.09	2.29	$0

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2023 and March 31, 2022 was $0 and $113, respectively.

Outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to outstanding restricted shares at March 31, 2023 was $2.

6.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2023 and March 31, 2022 was 28.4% and 60.9%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments in the prior year.

As of December 31, 2022, we have domestic net operating loss (“NOL”) carryforwards of $40,952, which expire 2025 through 2035, and domestic tax credits of $2,600, which expire 2028 through 2042, available to reduce future taxable income. As of March 31, 2023, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2023, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2023, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2023, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2023 and December 31, 2022.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2019-2022 remain subject to IRS examination. Our U.S. tax matters for 2005-2007 and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2005-2007 and 2011-2022 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2013 through 2022 remain subject to examination by the respective foreign tax jurisdiction authorities.

7.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2023, the remaining lease terms on our operating leases range from approximately one (1) year to nine (9) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2023	2022
Operating lease cost	$241	$233
Variable lease cost	28	24
Total lease cost	$269	$257

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$226	$227
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,039	$2,187

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$906	$895
Operating lease liability, net of current portion	Other noncurrent liabilities	1,130	1,307
Total operating lease liability		$2,036	$2,202

Weighted-average remaining lease term (years)		4.7	4.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of March 31, 2023 are as follows:

Maturity of operating lease liabilities
2023	697
2024	519
2025	215
2026	217
2027	217
Thereafter	426
Total lease payments	2,291
Less: Imputed interest	(255)
Present value of remaining lease payments	$2,036

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2023, we have made commitments to purchase approximately $873 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2023 and 2022 were as follows:

	Three-month period ended March 31,
	2023	2022
Accrued warranty obligations – beginning	$323	$133
Accruals for warranties issued	84	18
Settlements made	(21)	(31)
Accrued warranty obligations – ending	$386	$120

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

As of March 31, 2023, there was deferred revenue on extended warranty contracts of $985, comprised of $164 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $821 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of March 31, 2023 and December 31, 2022, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended March 31, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$28,470	$3,446	$-	$31,916
Segment contribution	6,512	924	(7,410)	26
Other expense			(494)	(494)
Tax benefit			133	133
Non-controlling interest			(11)	(11)
Net loss attributable to Ultralife				$(346)

Three-month period ended March 31, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$29,150	$1,223	$-	$30,373
Segment contribution	6,721	237	(7,253)	(295)
Other expense			(117)	(117)
Tax benefit			251	251
Non-controlling interest			(7)	(7)
Net income attributable to Ultralife				$(168)

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$28,470	$22,219	$6,251
Communications Systems	3,446	-	3,446
Total	$31,916	$22,219	$9,697
		70%	30%

Three-month period ended March 31, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$29,150	$22,594	$6,556
Communications Systems	1,223	-	1,223
Total	$30,373	$22,594	$7,779
		74%	26%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$28,470	$13,768	$14,702
Communications Systems	3,446	2,877	569
Total	$31,916	$16,645	$15,271
		52%	48%

Three-month period ended March 31, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$29,150	$14,540	$14,610
Communications Systems	1,223	1,152	71
Total	$30,373	$15,692	$14,681
		52%	48%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation and supply chain disruptions affecting our business, revenues and earnings adversely; the continued impact of COVID-19 causing delays in the manufacture and delivery of our mission critical products to end customers; our reliance on certain key customers; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; the unique risks associated with our China operations; breaches in information systems security and other disruptions in our information technology systems; potential disruptions in our supply of raw materials and components; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our ability to utilize our net operating loss carryforwards; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; possible impairments of our goodwill and other intangible assets; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward looking statements to reflect new information or risks, future events or other developments.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Form 10-Q, and the consolidated financial statements and notes thereto and risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges (See Note 10 in the notes to consolidated financial statements.)

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

COVID-19

The COVID-19 pandemic and other illnesses has caused and may continue to create significant economic and social disruption and uncertainty around the world, may impact the health of our employees, and that of our suppliers and customers causing delays in the manufacture and delivery of our mission critical products to end customers, and may disrupt business with our collaborative business partners and service providers, which may continue to adversely impact our operating results. As we enter the third year of the pandemic, our workforce, customers and vendors still face the risk of the emergence of new strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts. Except for certain situations in China, lockdowns, shelter-in-place restrictions, and vaccine mandates, prevalent during the initial stages of the pandemic, have now been lifted for most companies. While we have maintained normal business operations at all our facilities with the exception of the well-publicized shutdowns in China which impacted our Shenzhen facility in the first quarter of 2022, the related supply chain disruptions including increased lead times on key components experienced within our business and by our customers and vendors, continue to impact our work schedules and timing of shipments. The lingering impact of these conditions on our business and financial results, potentially exacerbated by the emergence of new strains, is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict. These factors include the resistance to treatments and current vaccinations, the duration and scope of any new pandemic variants, the resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains.

Overview

Consolidated revenues of $31,916 for the three-month period ended March 31, 2023, increased by $1,543 or 5.1%, over $30,373 for the three-month period ended March 31, 2022, reflecting an increase in government/defense sales of 24.7% partially offset by a 1.7% decline in commercial sales. During the first quarter of 2023, the Company experienced a cybersecurity ransomware attack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several-week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. While production and shipping have been resumed in both locations, considerable time during the first quarter was devoted to data restoration, systems recovery, systems security augmentation, and regulatory reporting of the attack.  Management continues to work on its cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the business interruption impact. The Company’s deductible for its cyber-insurance policy of $100 is included in first quarter results.  No ransom was paid.

Gross profit was $7,436, or 23.3% of revenue, for the three-month period ended March 31, 2023, compared to $6,958, or 22.9% of revenue, for the same quarter a year ago.  The 40-basis point improvement primarily resulted from higher factory volume for our Communications Systems business and price realization, tempered by the inefficiencies associated with the cybersecurity attack, lingering supply chain disruptions and higher material costs across both business segments.

Operating expenses increased to $7,410 for the three-month period ended March 31, 2023, compared to $7,253 for the three-month period ended March 31, 2022. The increase of $157 or 2.2% was primarily attributable to the recording of the $100 deductible on our cyber insurance policy for expenses incurred during the quarter and continued investment in new product development. Operating expenses were 23.2% of revenue compared to 23.9% of revenue for the year-earlier period.

Operating income for the three-month period ended March 31, 2023 was $26, or 0.01% of revenues, compared to operating loss of $295, or (1.0%) of revenues, for the year-earlier period. The increase in operating income primarily resulted from the 181.8% revenue increase for our Communications Systems segment.

Net loss attributable to Ultralife was ($346), or ($0.02) per share – basic and diluted, for the three-month period ended March 31, 2023, compared to ($168) or ($0.01) per share – basic and diluted, for the three-month period ended March 31, 2022.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,155, or 3.6% of revenues, for the first quarter of 2023, compared to $1,103, or 3.6% of revenues, for the first quarter of 2022. See the section “Adjusted EBITDA” beginning on Page 19 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

We are focused on fulfilling orders that were held back in the first quarter due to the cybersecurity attack and meeting increased demand from our medical and government/defense customers while satisfying ongoing demand from other commercial end markets, particularly oil and gas. Our goal for 2023 remains to deliver high-quality, profitable growth through execution of operational improvements, and to generate incremental cash flow to pay down our acquisition debt.

Results of Operations

Three-Month Periods Ended March 31, 2023 and March 31, 2022

Revenues.  Consolidated revenues for the three-month period ended March 31, 2023 were $31,916, an increase of $1,543, or 5.1%, over $30,373 for the three-month period ended March 31, 2022. Overall, government/defense sales increased 24.7% partially offset by 1.7% decline in commercial sales. During the first quarter of 2023, the Company experienced a cybersecurity ransomware attack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during the quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the attack, all of which were successfully accomplished with no ransom paid.

Battery & Energy Products revenues decreased $680, or 2.3%, from $29,150 for the three-month period ended March 31, 2022 to $28,470 for the three-month period ended March 31, 2023. The decrease was primarily attributable to the impact of the cybersecurity attack, which was reflected in a decline in medical sales and government sales of 18.5% and 4.7%, respectively, compared to the year earlier period. These declines were partially offset by a 21.3% increase in oil & gas market sales.

Communications Systems sales increased $2,223, or 181.8%, from $1,223 for the three-month period ended March 31, 2022 to $3,446 for the three-month period ended March 31, 2023. The cybersecurity event negatively impacted 2023 first quarter sales of Communication Systems by approximately $2,000.

Communications Systems sales increased $2,223, or 181.8%, from $1,223 for the three-month period ended March 31, 2022 to $3,446 for the three-month period ended March 31, 2023. The increase was primarily related to shipments under a vehicle-amplifier adaptor order with a global defense contractor received in July 2022, partially offset by the impact of the cybersecurity attack.

Our total backlog at March 31, 2023 was $108.1 million, with $96.1 million due to ship over the remaining nine months of 2023 representing a 30.2% increase over the comparable $73.8 million for the same period last year.  Total backlog decreased $2.9 million or 2.6% compared to the backlog of $111.0 million at December 31, 2022, which was the highest in the Company’s history.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $24,480 for the quarter ended March 31, 2023, an increase of $1,065, or 4.5%, from the $23,415 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 77.1% for the three-month period ended March 31, 2022 to 76.7% for the three-month period ended March 31, 2023. Correspondingly, consolidated gross margin increased from 22.9% for the three-month period ended March 31, 2022, to 23.3% for the three-month period ended March 31, 2023, primarily reflecting higher factory volume for our Communications Systems business, tempered by the inefficiencies associated with the cybersecurity event, lingering supply chain disruptions and higher material costs in advance of price realization from customers across both business segments and the transition of new products to higher volume production for our Battery & Energy Products segment.

For our Battery & Energy Products segment, gross profit for the first quarter of 2023 was $6,512, a decrease of $209 or 3.1% from gross profit of $6,721 for the first quarter of 2022. Battery & Energy Products’ gross margin of 22.9% decreased by 20-basis points from the 23.1% gross margin for the year-earlier period, primarily reflecting inefficiencies resulting from the cybersecurity attack as well as lingering supply chain disruptions, higher material and logistics costs, and continued investments in the transition of new products to high volume production, partially offset by improved price realization.

For our Communications Systems segment, gross profit for the first quarter of 2023 was $924 or 26.8% of revenues, compared to gross profit of $237 or 19.4% of revenues for the first quarter of 2022. The 740-basis point increase in gross margin was primarily due to higher factory volume partially offset by inefficiencies resulting from the cybersecurity attack.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2023 were $7,410, an increase of $157 or 2.2% from the $7,253 for the three-month period ended March 31, 2022. The increase is primarily attributable to the recording of the $100 deductible on our cyber insurance policy for expenses incurred during the quarter and continued investment in new product development. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 23.2% of revenue for the quarter ended March 31, 2023 compared to 23.9% of revenue for the quarter ended March 31, 2022. Amortization expense associated with intangible assets related to our acquisitions was $209 for the first quarter of 2023 ($185 in selling, general and administrative expenses and $24 in research and development costs), compared with $328 for the first quarter of 2022 ($302 in selling, general, and administrative expenses and $26 in research and development costs). Research and development costs were $2,032 for the three-month period ended March 31, 2023, an increase of $175 or 9.4%, from $1,857 for the three-months ended March 31, 2022. The increase is largely attributable to an increase in new product development in our Communications Systems business to aggressively pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were essentially flat year over year, decreasing from $5,378 for the first quarter of 2023 from $5,396 for the first quarter of 2022. The 2023 first quarter amount includes recognition of the $100 deductible associated with our cyber insurance policy.

Other Expense. Other expense totaled $494 for the three-month period ended March 31, 2023 compared to $117 for the three-month period ended March 31, 2022. Interest and financing expense increased $290, or 216.4%, from $134 for the first quarter of 2022 to $424 for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021 and rising interest rates. Miscellaneous income (expense) amounted to ($70) for the first quarter of 2023 compared to $17 for the first quarter of 2022, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended March 31, 2023, Ultralife recognized an income tax benefit of $133, comprised of a current provision of $257 and deferred benefit of $390, compared to a benefit of $251 comprised of a current provision of $151 and deferred benefit of $402 for the three-month period ended March 31, 2022. Our effective tax rate was 28.4% for the first quarter of 2023 as compared to 60.9% for the first quarter of 2022, primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments in the prior year. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Loss Income Attributable to Ultralife. Net loss attributable to Ultralife was ($346), or ($0.02) per share – basic and diluted, for the three-month period ended March 31, 2023, compared to ($168), or ($0.01) per share – basic and diluted, for the three-month period ended March 31, 2022. Weighted average shares outstanding used to compute basic and diluted earnings per share increased from 16,103,599 for the first quarter of 2022 to 16,135,358 for the first quarter of 2023. The increase is attributable to the exercise of stock options and the vesting of restricted stock since the first quarter of 2022. There was no dilutive effect of outstanding stock awards for the first quarters of 2022 and 2023 due to the net loss recognized for these periods.

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

We use adjusted EBITDA in our decision-making processes relating to the operation of our business together with GAAP financial measures such as operating income (loss). We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while eliminating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by presenting adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

The term adjusted EBITDA is not defined under GAAP and is not a measure of operating income (loss), operating performance or liquidity presented in accordance with GAAP. Our adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to, the following:

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

We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EBITDA to net loss attributable to Ultralife.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2023	2022

Net loss attributable to Ultralife	$(346)	$(168)
Add:
Interest expense	424	134
Income tax benefit provision	(133)	(251)
Depreciation expense	762	816
Amortization of intangible assets	209	328
Stock-based compensation expense	139	189
Cyber insurance deductible	100	-
Non-cash purchase accounting adjustments	-	55
Adjusted EBITDA	$1,155	$1,103

Liquidity and Capital Resources

As of March 31, 2023, cash totaled $5,605 (including restricted cash of $81), a decrease of $108 as compared to $5,713 of cash held at December 31, 2022, primarily attributable to the cybersecurity attack experienced during the quarter and the procurement of inventory amidst challenging supply chain conditions.

During the three-month period ended March 31, 2023, cash used in our operations was $1,365 as compared to $3,222 for the three-month period ended March 31, 2022.  For the 2023 period, cash used was comprised of a $335 net loss and a $1,766 increase in net working capital, partially offset by non-cash items totaling $736 for depreciation, amortization, stock-based compensation, and deferred taxes. The increase in working capital was driven by a $6,026 increase in inventory attributable to the cybersecurity attack as well as procurement of inventory to proactively manage our supply chain, reduce lead times and the impact of potential cost increases on components and raw materials, and enhance our position to service customer orders, partially offset by the timing of cash collections and disbursements.

Cash used in investing activities for the three months ended March 31, 2023 was $497 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the three months ended March 31, 2023 was $1,800, attributable to draws on our credit facility primarily caused by the sales impact of the cybersecurity attack as well as the advance purchase of certain critical raw materials, partially offset by $500 of principle payments on our term loan during the quarter.

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

Commitments

As of March 31, 2023, the Company had $15,630 outstanding borrowings on the Revolving Credit Facility and $7,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of March 31, 2023.

As of March 31, 2023, we had made commitments to purchase approximately $873 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2022 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2023, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 4, 2023	By:	/s/	Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/	Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)