Form 10-Q
period 2023-06-30
ULTRALIFE CORP
filed 2023-07-27
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, the registrant had 16,150,693 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1

	Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six-Month Periods Ended June 30, 2023 and June 30, 2022	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2023 and June 30, 2022	3

	Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six-Month Periods Ended June 30, 2023 and June 30, 2022	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

	Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$8,283	$5,713
Trade accounts receivable, net of allowance for expected credit losses of $288 and $303, respectively	28,630	27,779
Inventories, net	46,063	41,192
Prepaid expenses and other current assets	4,850	4,304
Total current assets	87,826	78,988
Property, plant and equipment, net	21,122	21,716
Goodwill	37,501	37,428
Other intangible assets, net	15,552	15,921
Deferred income taxes, net	11,084	12,069
Other noncurrent assets	2,307	2,308
Total assets	$175,392	$168,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,541	$16,074
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,320	2,890
Accrued expenses and other current liabilities	6,342	7,949
Total current liabilities	29,203	28,913
Long-term debt	22,642	19,310
Deferred income taxes	1,876	1,917
Other noncurrent liabilities	1,996	1,887
Total liabilities	55,717	52,027

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,586,045 shares at June 30, 2023 and 20,570,710 shares at December 31, 2022; outstanding – 16,150,693 shares at June 30, 2023 and 16,135,358shares at December 31, 2022	2,059	2,057
Capital in excess of par value	187,758	187,405
Accumulated deficit	(44,957)	(47,951)
Accumulated other comprehensive loss	(3,846)	(3,750)
Treasury stock - at cost; 4,435,352 shares at June 30, 2023 and 4,435,352 shares at December 31, 2022	(21,484)	(21,484)
Total Ultralife Corporation equity	119,530	116,277
Non-controlling interest	145	126
Total shareholders’ equity	119,675	116,403

Total liabilities and shareholders’ equity	$175,392	$168,430

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (In thousands except per share amounts) (Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$42,692	$32,126	$74,608	$62,499
Cost of products sold	32,104	24,480	56,584	47,895
Gross profit	10,588	7,646	18,024	14,604

Operating expenses:
Research and development	1,778	1,672	3,810	3,529
Selling, general and administrative	5,145	5,181	10,523	10,577
Total operating expenses	6,923	6,853	14,333	14,106

Operating income	3,665	793	3,691	498

Other income (expense):
Interest and financing expense	(440)	(177)	(864)	(311)
Miscellaneous income	1,498	62	1,428	79
Total other income (expense)	1,058	(115)	564	(232)

Income before income taxes	4,723	678	4,255	266
Income tax provision (benefit)	1,375	170	1,242	(81)

Net income	3,348	508	3,013	347

Net income (loss) attributable to non-controlling interest	8	(4)	19	3

Net income attributable to Ultralife Corporation	3,340	512	2,994	344

Other comprehensive loss:
Foreign currency translation adjustments	(293)	(1,262)	(96)	(1,498)

Comprehensive income (loss) attributable to Ultralife Corporation	$3,047	$(750)	$2,898	$(1,154)

Net income per share attributable to Ultralife common stockholders – basic	$.21	$.03	$.19	$.02

Net income per share attributable to Ultralife common stockholders – diluted	$.21	$.03	$.19	$.02

Weighted average shares outstanding – basic	16,141	16,129	16,138	16,116
Potential common shares	3	20	3	25
Weighted average shares outstanding - diluted	16,144	16,149	16,141	16,141

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six-month period ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES:
Net income	$3,013	$347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,522	1,635
Amortization of intangible assets	436	651
Amortization of financing fees	32	17
Stock-based compensation	293	373
Deferred income taxes	888	(375)
Changes in operating assets and liabilities:
Accounts receivable	(803)	(2,385)
Inventories	(4,882)	(6,606)
Prepaid expenses and other assets	(526)	104
Accounts payable and other liabilities	413	2,839
Net cash provided by (used in) operating activities	386	(3,400)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,013)	(585)
Net cash used in investing activities	(1,013)	(585)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	4,300	1,550
Payments on term loan facility	(1,000)	(833)
Proceeds from exercise of stock options	62	113
Payment of debt issuance costs	-	(25)
Tax withholdings on stock-based awards	-	(11)
Net cash provided by financing activities	3,362	794

Effect of exchange rate changes on cash	(165)	(108)

INCREASE (DECREASE) IN CASH	2,570	(3,299)

Cash, Beginning of period	5,713	8,413
Cash, End of period	$8,283	$5,114

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net income					344		3	347
Stock option exercises	38,369	4	109			(7)		106
Stock-based compensation – stock options			362					362
Stock-based compensation - restricted stock			11					11
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(1,498)				(1,498)
Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net income					2,994		19	3,013
Stock option exercises	15,335	2	60			-		62
Stock-based compensation – stock options			291					291
Stock-based compensation -restricted stock			2					2
Foreign currency translation adjustments				(96)				(96)
Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675

Balance – March 31, 2022	20,560,796	$2,056	$186,816	$(1,889)	$(48,000)	$(21,476)	$134	$117,641
Net income					512		(4)	508
Stock option exercises	-	-	-			-		-
Stock-based compensation – stock options			181					181
Stock-based compensation -restricted stock			3					3
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(1,262)				(1,262)
Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067

Balance – March 31, 2023	20,570,710	$2,057	$187,544	$(3,553)	$(48,297)	$(21,484)	$137	$116,404
Net income					3,340		8	3,348
Stock option exercises	15,335	2	60			-		62
Stock-based compensation – stock options			153					153
Stock-based compensation - restricted stock			1					1
Foreign currency translation adjustments				(293)				(293)
Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675

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

Significant Accounting Policies

During the quarter ended June 30, 2023, in consultation with third party experts, the Company completed an analysis to determine and verify its eligibility for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes under Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the American Rescue Plan of 2021, and filed the necessary amended payroll tax forms with the Internal Revenue Service to claim a refund for the credit.  The ERC refund receivable of $1,544 is included in prepaid expenses and other current assets on our consolidated balance sheet as of June 30, 2023, and the benefit is recognized as other income (expense) on our consolidated statement of income for the three and six-month periods ended June 30, 2023.

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

As of June 30, 2023, the Company had $7,167 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $17,630 outstanding on the Revolving Credit Facility. As of June 30, 2023, total unamortized debt issuance costs of $155, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a Consolidated Senior Leverage Ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of June 30, 2023.

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

For the three-month period ended June 30, 2023, there were 4,166 outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 2,334 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended June 30, 2022, 135,163 outstanding stock options and unvested 5,000 restricted stock awards were included in the calculation of diluted EPS, resulting in 20,352 potential common shares included in the calculation of diluted EPS. There were 1,289,862 and 1,073,077 outstanding stock options for the three-month periods ended June 30, 2023 and 2022, respectively, not included in EPS as the effect would be anti-dilutive.

For the six-month period ended June 30, 2023, there were no outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 2,157 potential common shares included in the calculation of diluted EPS. For the comparable six-month period ended June 30, 2022, 135,163 outstanding stock options and 5,000 unvested restricted stock awards were included in the calculation of diluted EPS, resulting in 24,751 potential common shares included in the calculation of diluted EPS. There were 1,294,028 and 1,073,077 outstanding stock options for the six-month periods ended June 30, 2023 and 2022, respectively, not included in EPS as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2023 and December 31, 2022. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2023	2022
Cash	$8,202	$5,634
Restricted cash	81	79
Total	$8,283	$5,713

As of June 30, 2023 and December 31, 2022, restricted cash included $81 and $79, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2023	2022
Raw materials	$32,496	$29,200
Work in process	4,125	2,757
Finished goods	9,442	9,235
Total	$46,063	$41,192

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Land	$1,273	$1,273
Buildings and leasehold improvements	15,569	15,572
Machinery and equipment	64,044	63,981
Furniture and fixtures	2,791	2,845
Computer hardware and software	7,798	7,744
Construction in process	1,847	1,245
	93,322	92,660
Less: Accumulated depreciation	(72,200)	(70,944)
Property, plant and equipment, net	$21,122	$21,716

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Depreciation expense	$760	$819	$1,522	$1,635

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2023.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2022	$25,935	$11,493	$37,428
Effect of foreign currency translation	73	-	73
Balance – June 30, 2023	$26,008	$11,493	$37,501

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2023
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,079	$6,346	$6,733
Patents and technology	5,600	5,259	341
Trade names	4,645	589	4,056
Trademarks	3,399	-	3,399
Other	1,500	477	1,023
Total other intangible assets	$28,223	$12,671	$15,552

	at December 31, 2022
		Accumulated
	Cost	Amortization	Net
Customer relationships	$12,970	$5,992	$6,978
Patents and technology	5,557	5,171	386
Trade names	4,629	522	4,107
Trademarks	3,404	-	3,404
Other	1,500	454	1,046
Total other intangible assets	$28,060	$12,139	$15,921

The change in the cost of total intangible assets from December 31, 2022 to June 30, 2023 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Amortization included in:
Selling, general and administrative	$203	$298	$388	$600
Research and development	24	25	48	51
Total amortization expense	$227	$323	$436	$651

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Stock options	$153	$181	$291	$362
Restricted stock	1	3	2	11
Total	$154	$184	$293	$373

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2023, there was $438 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,425,693	$6.72
Granted	12,500	$4.07
Exercised	(44,390)	$4.29
Forfeited or expired	(99,775)	$4.84
Outstanding at June 30, 2023	1,294,028	$6.93	3.66	$15,640
Vested and expected to vest at June 30, 2023	1,188,048	$7.01	3.52	$13,124
Exercisable at June 30, 2023	858,695	$7.44	2.45	$2,304

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2023 and June 30, 2022 was $62 and $0, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2023 and June 30, 2022 was $62 and $113, respectively.

Outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to outstanding restricted shares at June 30, 2023 was $1.

6.	INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2023 and June 30, 2022 was 29.2% and (30.5%), respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments in the prior year.

As of December 31, 2022, we have domestic net operating loss (“NOL”) carryforwards of $40,952, which expire 2025 through 2035, and domestic tax credits of $2,600, which expire 2028 through 2042, available to reduce future taxable income. As of June 30, 2023, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2023, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2023, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2023, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2023 and December 31, 2022.

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

The Company has operating leases predominantly for operating facilities. As of June 30, 2023, the remaining lease terms on our operating leases range from approximately one (1) year to eight (8) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$239	$226	$480	$458
Variable lease cost	29	23	57	47
Total lease cost	$268	$249	$537	$505

Supplemental cash flow information related to leases was as follows:

	Six-month period ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$494	$449
Right-of-use assets obtained in exchange for lease liabilities:	$310	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,187	$2,187

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$968	$895
Operating lease liability, net of current portion	Other noncurrent liabilities	1,199	1,307
Total operating lease liability		$2,167	$2,202

Weighted-average remaining lease term (years)		4.4	4.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of June 30, 2023 are as follows:

Maturity of operating lease liabilities
2023	$520
2024	652
2025	313
2026	245
2027	222
Thereafter	436
Total lease payments	2,388
Less: Imputed interest	(221)
Present value of remaining lease payments	$2,167

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2023, we have made commitments to purchase approximately $1,023 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2023 and 2022 were as follows:

	Six-month period ended June 30,
	2023	2022
Accrued warranty obligations – beginning	$323	$133
Accruals for warranties issued	172	25
Settlements made	(62)	(26)
Accrued warranty obligations – ending	$433	$132

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

As of June 30, 2023, there was deferred revenue on extended warranty contracts of $944, comprised of $164 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $780 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of June 30, 2023 and December 31, 2022, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended June 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$33,861	$8,831	$-	$42,692
Segment contribution	7,543	3,045	(6,923)	3,665
Other income			1,058	1,058
Income tax provision			(1,375)	(1,375)
Non-controlling interest			(8)	(8)
Net income attributable to Ultralife				$3,340

Three-month period ended June 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$30,140	$1,986	$-	$32,126
Segment contribution	7,151	495	(6,853)	793
Other expense			(115)	(115)
Income tax provision			(170)	(170)
Non-controlling interest			4	4
Net income attributable to Ultralife				$512

Six-month period ended June 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$62,331	$12,277	$-	$74,608
Segment contribution	14,055	3,969	(14,333)	3,691
Other income			564	564
Income tax provision			(1,242)	(1,242)
Non-controlling interest			(19)	(19)
Net income attributable to Ultralife				$2,994

Six-month period ended June 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$59,290	$3,209	$-	$62,499
Segment contribution	13,872	732	(14,106)	498
Other expense			(232)	(232)
Income tax benefit			81	81
Non-controlling interest			(3)	(3)
Net income attributable to Ultralife				$344

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$33,861	$26,950	$6,911
Communications Systems	8,831	-	8,831
Total	$42,692	$26,950	$15,742
		63%	37%

Three-month period ended June 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$30,140	$24,682	$5,458
Communications Systems	1,986	-	1,986
Total	$32,126	$24,682	$7,444
		77%	23%

Six-month period ended June 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$62,331	$49,169	$13,162
Communications Systems	12,277	-	12,277
Total	$74,608	$49,169	$25,439
		66%	34%

Six-month period ended June 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$59,290	$47,276	$12,014
Communications Systems	3,209	-	3,209
Total	$62,499	$47,276	$15,223
		76%	24%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$33,861	$17,394	$16,467
Communications Systems	8,831	3,945	4,886
Total	$42,692	$21,339	$21,353
		50%	50%

Three-month period ended June 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$30,140	$13,330	$16,810
Communications Systems	1,986	1,910	76
Total	$32,126	15,240	$16,886
		47%	53%

Six-month period ended June 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$62,331	$31,162	$31,169
Communications Systems	12,277	6,822	5,455
Total	$74,608	$37,984	$36,624
		51%	49%

Six-month period ended June 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$59,290	$27,870	$31,420
Communications Systems	3,209	3,062	147
Total	$62,499	$30,932	$31,567
		49%	51%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation and supply chain disruptions affecting our business, revenues and earnings adversely; the continued impact of COVID-19 causing delays in the manufacture and delivery of our mission critical products to end customers;  our reliance on certain key customers; our efforts to develop new commercial applications for our products; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; the unique risks associated with our China operations; breaches in information systems security and other disruptions in our information technology systems; potential disruptions in our supply of raw materials and components; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; our ability to retain top management and key personnel; our resources being overwhelmed by our growth; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our ability to utilize our net operating loss carryforwards; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; possible impairments of our goodwill and other intangible assets; our exposure to foreign currency fluctuations; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “would,” “could,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward looking statements in this report to reflect new information or risks, future events or other developments.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, SWE SEASAFE™, Excell Battery Group™ and Criterion Gauge brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Overview

Consolidated revenues of $42,692 for the three-month period ended June 30, 2023, increased by $10,566 or 32.9%, over $32,126 for the three-month period ended June 30, 2022, reflecting increases in government/defense sales of 111.5% and commercial sales of 9.2%.  Sales for our Battery & Energy Products segment increased 12.3% from $30,140 in the second quarter of 2022 to $33,861 for the second quarter of 2023, and sales for our Communications Systems segment increased 344.6% from $1,986 to $8,831.

Gross profit was $10,588, or 24.8% of revenue, for the three-month period ended June 30, 2023, compared to $7,646, or 23.8% of revenue, for the same quarter a year ago. The 100-basis point improvement primarily resulted from higher factory volume and favorable product mix for our Communications Systems business.

Operating expenses increased to $6,923 for the three-month period ended June 30, 2023, compared to $6,853 for the three-month period ended June 30, 2022. The increase of $70 or 1.0% was primarily attributable to slightly higher new product development investments in the 2023 period. Operating expenses represented 16.2% of revenues compared to 21.3% of revenues for the year-earlier period.

Operating income for the three-month period ended June 30, 2023 was $3,665, or 8.6% of revenues, compared to $793, or 2.5% of revenues, for the year-earlier period. The increase in operating income resulted from the 32.9% increase in revenues leveraged by the 100-basis point improvement in gross margin and the 510-basis point improvement in operating expenses to revenues ratio.

Other income (expense) for the second quarter of 2023 includes an Employee Retention Credit of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the period.

Net income was $3,340 or $0.21 per share – basic and diluted on a GAAP basis, compared to net income of $512 million or $0.03 per share – basic and diluted for the second quarter of 2022.  Adjusted EPS was $0.29 - basic and diluted for the second quarter of 2023, compared to $0.03 - basic and diluted for the 2022 period. Adjusted EPS excludes the provision for deferred taxes of $1,278 which primarily represents non-cash charges for U.S. taxes which will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” on Page 23 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $6,296, or 14.7% of revenues, for the second quarter of 2023, compared to $2,185, or 6.8% of revenues, for the second quarter of 2022. See the section “Adjusted EBITDA” beginning on Page 21 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

With backlog increasing to $110,875 and durable demand across our diverse end markets, the near-term highest priority remains to recapture gross margin through continued execution of price realization activities, qualification of alternate component suppliers, and lean manufacturing initiatives.  These actions position us to deliver high-quality, sustainable profitable growth for 2023 generating incremental cash flow to pay down our acquisition debt and further invest in our businesses.  We continue to strengthen our relationships with our key customers using our global new product development and sales resources to support future growth in target markets.

Results of Operations

Three-Month Periods Ended June 30, 2023 and June 30, 2022

Revenues. Consolidated revenues for the three-month period ended June 30, 2023 were $42,692, an increase of $10,566, or 32.9%, over $32,126 for the three-month period ended June 30, 2022. Overall, government/defense sales increased 111.5% and commercial sales increased 9.2%.

Battery & Energy Products revenues increased $3,721, or 12.3%, from $30,140 for the three-month period ended June 30, 2022 to $33,861 for the three-month period ended June 30, 2023, reflecting increases of $2,268 or 9.2% in commercial sales and $1,453 and 26.6% in government/defense sales.  The increase in commercial sales was driven by a $1,966 or 25.2% increase in medical sales reflecting an increased demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices and a $1,694 or 17.9% increase in oil & gas sales reflecting a rebound in the energy sector.  These increases in commercial sales were partially offset by a $1,392 or 18.8% decrease in industrial and other commercial sales primarily attributable to 9-Volt and our new Thionyl Chloride and thin cell battery cells for which sales are expected to rebound in future periods.

Communications Systems sales increased $6,845, or 344.6%, from $1,986 for the three-month period ended June 30, 2022 to $8,831 for the three-month period ended June 30, 2023. The increase was primarily attributable to shipments of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program.

Our total backlog at June 30, 2023 was $110,875 representing a 40.1% increase over the comparable $79,147 for the same period last year, with $76,400 due to ship over the remaining six months of 2023.  Total backlog increased $2,772 or 2.6% compared to the backlog of $108,102 at March 31, 2023.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $32,104 for the quarter ended June 30, 2023, an increase of $7,624, or 31.1%, from the $24,480 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.2% for the three-month period ended June 30, 2022 to 75.2% for the three-month period ended June 30, 2023. Correspondingly, consolidated gross margin increased from 23.8% for the three-month period ended June 30, 2022, to 24.8% for the three-month period ended June 30, 2023, primarily reflecting higher factory volume and favorable product mix for our Communications Systems business.

For our Battery & Energy Products segment, gross profit for the second quarter of 2023 was $7,543, an increase of $392 or 5.5% from gross profit of $7,151 for the second quarter of 2022. Battery & Energy Products’ gross margin of 22.3% decreased by 140-basis points from the 23.7% gross margin for the year-earlier period, primarily reflecting lingering inefficiencies resulting from the January 2023 cyberattack, disposition of certain non-conforming materials and continued investments in the transition of new products to high volume production, partially offset by improved price realization.

For our Communications Systems segment, gross profit for the second quarter of 2023 was $3,045 or 34.5% of revenues, compared to gross profit of $495 or 24.9% of revenues for the second quarter of 2022. The 960-basis point increase in gross margin was primarily due to higher factory volume and favorable product mix compared to last year’s second quarter.

Operating Expense. Overall, operating expenses were 16.2% of revenue for the quarter ended June 30, 2023 compared to 21.3% of revenue for the quarter ended June 30, 2022. Amortization expense associated with intangible assets related to our acquisitions was $227 for the second quarter of 2023 ($203 in selling, general and administrative expenses and $24 in research and development costs), compared with $323 for the second quarter of 2022 ($298 in selling, general, and administrative expenses and $25 in research and development costs). Research and development costs were $1,778 for the three-month period ended June 30, 2023, an increase of $106 or 6.3%, from $1,672 for the three-months ended June 30, 2022. The increase is largely attributable to an increase in new product development in our Communications Systems business to pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were essentially flat year over year, decreasing from $5,181 for the second quarter of 2022 to $5,145 for the second quarter of 2023.

Other Income (Expense). Other income (expense) totaled $1,058 for the three-month period ended June 30, 2023 compared to ($115) for the three-month period ended June 30, 2022.  Other income for the 2023 period includes an Employee Retention Credit (“ERC”) of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense increased $263, or 148.6%, from ($177) for the second quarter of 2022 to ($440) for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from the January 2023 cyberattack and rising interest rates. Excluding the $1,544 gain for the ERC, miscellaneous income (expense) amounted to ($46) for the second quarter of 2023 compared to $62 for the second quarter of 2022, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. The tax provision for the 2023 second quarter was $1,375 compared to $170 for the second quarter of 2022. Our effective tax rate increased to 29.1% for the second quarter of 2023 as compared to 25.1% for the second quarter of 2022, primarily attributable to the magnitude of our income reported in the 2023 quarter, including the Employee Retention Credit, and the geographic mix of our operating results.  The income tax provision for the second quarter of 2023 is comprised of a $97 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 2.1%, and a $1,278 deferred tax provision which primarily represents non-cash charges for U.S. taxes that will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the comparable 2022 period, the income tax provision was comprised of a $143 current tax provision, representing a cash-based effective tax rate of 21.1%, and a $27 deferred tax provision. The period over period change in the cash-based effective tax rate is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $3,340, or $0.21 per share – basic and diluted on a GAAP basis for the three-month period ended June 30, 2023, compared to $512, or $0.03 per share – basic and diluted, for the three-month period ended June 30, 2022.  Adjusted EPS was $0.29 on a diluted basis for the second quarter of 2023, compared to $0.03 for the second quarter of 2022.  Adjusted EPS excludes the provision for deferred taxes of $1,278 and $27 for the 2023 and 2022 periods, respectively, which primarily represent non-cash charges for U.S. taxes that will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 23 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,149,278 for the second quarter of 2022 to 16,143,686 for the second quarter of 2023. The decrease is attributable to stock option exercises since the second quarter of 2022 offset by a decrease in the average stock price used to compute diluted shares from $4.93 for the second quarter of 2022 to $4.52 for the second quarter of 2023. Accordingly, dilutive shares of 20,352 were added to basic weighted average shares for the 2022 period compared to 2,334 for the 2023 period.

Six-Month Periods Ended June 30, 2023 and June 30, 2022

Revenues.  Consolidated revenues for the six-month period ended June 30, 2023 were $74,608, an increase of $12,109, or 19.4%, over $62,499 for the six-month period ended June 30, 2022.  Overall, government/defense sales increased $10,216 or 67.1% and commercial sales increased $1,893 or 4.0% .  On January 25, 2023, the Company experienced a ransomware cyberattack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during the quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the cyberattack, all of which were successfully accomplished with no ransom paid.  Management continues to work on its cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the business interruption impact.

Battery & Energy Products revenues increased $3,041, or 5.1%, from $59,290 for the six-month period ended June 30, 2022 to $62,331 for the six-month period ended June 30, 2023.  The increase was attributable to a $1,893 or 4.0% increase in commercial sales and a $1,148 or 9.6% increase in government/defense sales.  The increase in commercial sales was driven by a $3,601 or 19.5% increase in oil & gas sales reflecting the recent rebound in the energy sector and a $597 or 3.9% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices. These increases in commercial sales were partially offset by a $2,305 or 16.9% decrease in industrial and other commercial market sales primarily due to timing of demand for 9-Volt and our new Thionyl Chloride and thin cell battery cells which are expected to rebound in future periods.

Communications Systems revenues increased $9,068, or 282.6%, from $3,209 for the six-month period ended June 30, 2022 to $12,277 for the six-month period ended June 30, 2023. This increase was primarily attributable to shipments of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $56,584 for the six-month period ended June 30, 2023, an increase of $8,689, or 18.1%, from the $47,895 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.6% for the six-month period ended June 30, 2022 to 75.8% for the six-month period ended June 30, 2023. Correspondingly, consolidated gross margin increased from 23.4% for the six-month period ended June 30, 2022, to 24.2% for the six-month period ended June 30, 2023, primarily reflecting higher factory volume and favorable product mix for our Communications Systems segment, tempered by the inefficiencies experienced at our Newark, NY and Virginia Beach, VA facilities resulting from the January 2023 cyberattack.

For our Battery & Energy Products segment, gross profit for the first six months of 2023 was $14,055, an increase of $183 or 1.3% over gross profit of $13,872 for the comparable 2022 period. Battery & Energy Products’ gross margin of 22.5% decreased by 90 basis points from the 23.4% gross margin for the year-earlier period, primarily reflecting lingering supply chain disruptions, inefficiencies resulting from the January 2023 cyberattack, disposition of certain non-conforming materials and continued investments in the transition of new products to high volume production, partially offset by improved price realization.

For our Communications Systems segment, gross profit for the first six months of 2023 was $3,969 or 32.3% of revenues, compared to gross profit of $732 or 22.8% of revenues, for the comparable 2022 period. The increase was primarily due to higher factory volume and favorable product mix compared to last year’s second quarter.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2023 were $14,333, an increase of $227 or 1.6% from the $14,106 for the six-month period ended June 30, 2022.  The increase is primarily attributable to increased new product development investments and the recording of the $100 deductible on our cybersecurity insurance policy for expenses incurred associated with the January 2023 cyberattack.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 19.2% for the six-month period ended June 30, 2023 compared to 22.6% for the six-month period ended June 30, 2022.  Amortization expense associated with intangible assets related to our acquisitions was $436 for the first six months of 2023 ($388 in selling, general and administrative expenses and $48 in research and development costs), compared with $651 for the first six months of 2022 ($600 in selling, general, and administrative expenses and $51 in research and development costs). Research and development costs were $3,810 for the six-month period ended June 30, 2023, an increase of $281 or 8.0%, from $3,529 for the six-months ended June 30, 2022. The increase is largely attributable to an increase in new product development in our Communications Systems business to pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were essentially flat year over year, decreasing from $10,577 for the first six months of 2022 to $10,523 for the first six months of 2023, a decrease of $54 or 0.05%.

Other Income (Expense). Other income (expense) totaled $564 for the six-month period ended June 30, 2023 compared to ($232) for the six-month period ended June 30, 2022.  Other income for the 2023 period includes an Employee Retention Credit for $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense increased $553, or 177.8%, from ($311) for the first six months of 2022 to ($864) for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from our January 2023 cyberattack and rising interest rates. Excluding the ERC gain in the 2023 period, miscellaneous income (expense) amounted to ($116) for the 2023 period compared to $79 for the 2022 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2023 six-month period was $1,242 compared to an income tax benefit of ($81) for the 2022 six-month period. Our effective tax rate increased to 29.2% for the 2023 period as compared to (30.5%) for the 2022 period, primarily attributable to the magnitude of our income reported in the first six-months of 2023, including the Employee Retention Credit, and the geographic mix of our operating results.  The income tax provision for the first six months of  2023 is comprised of a $354 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 8.3%, and an $888 deferred tax provision which primarily represents non-cash charges for U.S. taxes that will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the comparable 2022 period, the income tax benefit was comprised of a $294 current tax provision, representing a cash-based effective tax rate of 110.5%, and a ($375) deferred tax benefit.  The period over period change in the cash-based effective tax rate is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,994, or $0.19 per share – basic and diluted on a GAAP basis for the six-month period ended June 30, 2023, compared to $344, or $0.02 per share – basic and diluted, for the six-month period ended June 30, 2022. Adjusted EPS was $0.24 on a diluted basis for the 2023 period, compared to $0.00 for the 2022 period. Adjusted EPS excludes the provision (benefit) for deferred taxes of $888 and ($375) for the 2023 and 2022 periods, respectively, which primarily represents non-cash charges (benefits) for U.S. taxes that will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 23 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,141,083 for the first six-months of 2022 to 16,140,528 for the first six-months of 2023. The decrease is attributable to stock option exercises since the second quarter of 2022 offset by a decrease in the average stock price used to compute diluted shares from $5.11 for the six-month period ended June 30, 2022 to $4.25 for the six-month period ended June 30, 2023. Accordingly diluted shares of 24,751 were added to basic weighted average shares in 2022 compared to 2,157 in 2023.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net income (loss) attributable to Ultralife before interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net income (loss) attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

The term adjusted EBITDA is not defined under GAAP and is not a measure of operating income (loss), operating performance or liquidity presented in accordance with GAAP. Our adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife Corporation or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to, the following:

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net income attributable to Ultralife Corporation	$3,340	$512	$2,994	$344
Add:
Interest expense	440	177	864	311
Income tax provision (benefit)	1,375	170	1,242	(81)
Depreciation expense	760	819	1,522	1,635
Amortization expense	227	323	436	651
Stock-based compensation expense	154	184	293	373
Cybersecurity insurance policy deductible	-	-	100	-
Non-cash purchase accounting adjustments	-	-	-	55
Adjusted EBITDA	$6,296	$2,185	$7,451	$3,288

Adjusted Earnings Per Share

In evaluating our business, we consider and use adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance. We define adjusted EPS as net income attributable to Ultralife Corporation excluding the provision (benefit) for deferred income taxes divided by our weighted average shares outstanding on both a basic and diluted basis.  We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be predominantly offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future.  We reconcile adjusted EPS to EPS, the most comparable financial measure under GAAP.  Neither current nor potential investors in our securities should rely on adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EPS to EPS and net income attributable to Ultralife Corporation.

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	June 30, 2023			June 30, 2022
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net Income	$3,340	$.21	$.21	$512	$.03	$.03
Deferred Tax Provision	1,278	.08	.08	27	-	-
Adjusted Net Income	$4,618	$.29	$.29	$539	$.03	$.03

Weighted Average Shares Outstanding		16,141	16,144		16,129	16,149

	Six-Month Period Ended
	June 30, 2023			June 30, 2022
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net Income	$2,994	$.19	$.19	$344	$.02	$.02
Deferred Tax Provision (Benefit)	888	.05	.05	(375)	(.02)	(.02)
Adjusted Net Income (Loss)	$3,882	$.24	$.24	$(31)	$.00	$.00

Weighted Average Shares Outstanding		16,138	16,141		16,116	16,141

Liquidity and Capital Resources

As of June 30, 2023, cash totaled $8,283 (including restricted cash of $81), an increase of $2,570 as compared to $5,713 of cash held at December 31, 2022, primarily attributable to draws on our credit facility and net income generated during the period.

During the six-month period ended June 30, 2023, cash provided by our operations was $386, as compared to $3,400 used in operations for the six-month period ended June 30, 2022.  For the 2023 period, cash provided by our operations was comprised of net income of $3,013 plus non-cash items totaling $3,171 for depreciation, amortization, stock-based compensation, and deferred taxes, largely offset by a $5,798 increase in net working capital. The increase in working capital was driven by the procurement of inventory to proactively manage our supply chain, reduce lead times and the impact of potential cost increases on components and raw materials, and enhance our position to service customer orders, as well as the effects of the January 2023 cyberattack.

Cash used in investing activities for the six months ended June 30, 2023 was $1,013 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the six months ended June 30, 2023 was $3,362, largely attributable to draws on our credit facility primarily due to the sales impact of the January 2023 cyberattack as well as the advance purchase of certain critical raw materials, partially offset by principle payments on our term loan during the period.

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

Commitments

As of June 30, 2023, the Company had $17,630 outstanding borrowings on the Revolving Credit Facility and $7,167 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of June 30, 2023.

As of June 30, 2023, we had made commitments to purchase approximately $1,023 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas.  Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2022 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first six months of 2023, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: July 27, 2023	By:	/s/	Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	By:	/s/	Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)