Form 10-Q
period 2023-09-30
ULTRALIFE CORP
filed 2023-10-26
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, the registrant had 16,340,113 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2023 and September 30, 2022	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2023 and September 30, 2022	3

	Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2023 and September 30, 2022	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 6.	Exhibits	27

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$9,301	$5,713
Trade accounts receivable, net of allowance for expected credit losses of $287 and $303, respectively	27,189	27,779
Inventories, net	46,634	41,192
Prepaid expenses and other current assets	6,429	4,304
Total current assets	89,553	78,988
Property, plant and equipment, net	21,166	21,716
Goodwill	37,357	37,428
Other intangible assets, net	15,270	15,921
Deferred income taxes, net	10,728	12,069
Other noncurrent assets	2,035	2,308
Total assets	$176,109	$168,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,470	$16,074
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,467	2,890
Accrued expenses and other current liabilities	8,449	7,949
Total current liabilities	26,386	28,913
Long-term debt, net	24,108	19,310
Deferred income taxes	1,825	1,917
Other noncurrent liabilities	2,032	1,887
Total liabilities	54,351	52,027

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,746,546 shares at September 30, 2023 and 20,570,710 shares at December 31, 2022; outstanding – 16,311,194 shares at September 30, 2023 and 16,135,358 shares at December 31, 2022	2,075	2,057
Capital in excess of par value	188,852	187,405
Accumulated deficit	(43,627)	(47,951)
Accumulated other comprehensive loss	(4,176)	(3,750)
Treasury stock - at cost; 4,435,352 shares at September 30, 2023 and 4,435,352 shares at December 31, 2022	(21,484)	(21,484)
Total Ultralife Corporation equity	121,640	116,277
Non-controlling interest	118	126
Total shareholders’ equity	121,758	116,403

Total liabilities and shareholders’ equity	$176,109	$168,430

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands except per share amounts)

(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$39,488	$33,234	$114,096	$95,733
Cost of products sold	29,714	26,519	86,298	74,414
Gross profit	9,774	6,715	27,798	21,319

Operating expenses:
Research and development	1,869	1,896	5,679	5,425
Selling, general and administrative	5,770	5,405	16,293	15,982
Total operating expenses	7,639	7,301	21,972	21,407

Operating income (loss)	2,135	(586)	5,826	(88)

Other income (expense):
Interest and financing expense	(586)	(272)	(1,450)	(583)
Miscellaneous income	200	526	1,628	605
Total other (expense) income	(386)	254	178	22

Income (loss) before income taxes	1,749	(332)	6,004	(66)
Income tax provision (benefit)	446	(90)	1,688	(171)

Net income (loss)	1,303	(242)	4,316	105

Net loss attributable to non-controlling interest	(27)	(3)	(8)	-

Net income (loss) attributable to Ultralife Corporation	1,330	(239)	4,324	105

Other comprehensive loss:
Foreign currency translation adjustments	(330)	(1,691)	(426)	(3,189)

Comprehensive income (loss) attributable to Ultralife Corporation	$1,000	$(1,930)	$3,898	$(3,084)

Net income (loss) per share attributable to Ultralife common stockholders – basic	$.08	$(.01)	$.27	$.01

Net income (loss) per share attributable to Ultralife common stockholders – diluted	$.08	$(.01)	$.27	$.01

Weighted average shares outstanding – basic	16,238	16,133	16,172	16,122
Potential common shares	65	-	2	22
Weighted average shares outstanding - diluted	16,303	16,133	16,174	16,144

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine-month period ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES:
Net income	$4,316	$105
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,282	2,450
Amortization of intangible assets	663	969
Amortization of financing fees	48	25
Stock-based compensation	424	552
Deferred income taxes	1,245	(683)
Changes in operating assets and liabilities:
Accounts receivable	565	(7,433)
Inventories	(5,626)	(8,714)
Prepaid expenses and other assets	(1,972)	(1,004)
Accounts payable and other liabilities	(2,448)	9,906
Net cash used in operating activities	(503)	(3,827)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,547)	(1,396)
Net cash used in investing activities	(1,547)	(1,396)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	6,250	3,350
Payments on term loan facility	(1,500)	(1,333)
Proceeds from exercise of stock options	1,041	116
Payment of debt issuance costs	-	(25)
Tax withholdings on stock-based awards	-	(11)
Net cash provided by financing activities	5,791	2,097

Effect of exchange rate changes on cash	(153)	(236)

INCREASE (DECREASE) IN CASH	3,588	(3,362)

Cash, Beginning of period	5,713	8,413
Cash, End of period	$9,301	$5,051

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share amounts)

(Unaudited)

	Common Stock		Capital in Excess	Accumulated Other			Non-
	Number of Shares	Amount	of Par Value	Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Controlling Interest	Total

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743
Net income					105		-	105
Stock option exercises	39,119	4	112			(7)		109
Stock-based compensation – stock options			538					538
Stock-based compensation - restricted stock			14					14
Vesting of restricted stock	6,664	1	(1)			(4)		(4)
Foreign currency translation adjustments				(3,189)				(3,189)
Balance – September 30, 2022	20,568,210	$2,057	$187,181	$(4,842)	$(47,727)	$(21,480)	$127	$115,316

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net income					4,324		(8)	4,316
Stock option exercises	175,836	18	1,023			-		1,041
Stock-based compensation – stock options			421					421
Stock-based compensation - restricted stock			3					3
Foreign currency translation adjustments				(426)				(426)
Balance – September 30, 2023	20,746,546	$2,075	$188,852	$(4,176)	$(43,627)	$(21,484)	$118	$121,758

Balance – June 30, 2022	20,567,460	$2,057	$186,999	$(3,151)	$(47,488)	$(21,480)	$130	$117,067
Net loss					(239)		(3)	(242)
Stock option exercises	750	-	3			-		3
Stock-based compensation – stock options			176					176
Stock-based compensation - restricted stock			3					3
Foreign currency translation adjustments				(1,691)				(1,691)
Balance – September 30, 2022	20,568,210	$2,057	$187,181	$(4,842)	$(47,727)	$(21,480)	$127	$115,316

Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675
Net income					1,330		(27)	1,303
Stock option exercises	160,501	16	963			-		979
Stock-based compensation – stock options			130					130
Stock-based compensation - restricted stock			1					1
Foreign currency translation adjustments				(330)				(330)
Balance – September 30, 2023	20,746,546	$2,075	$188,852	$(4,176)	$(43,627)	$(21,484)	$118	$121,758

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

Significant Accounting Policies

During the quarter ended June 30, 2023, in consultation with third party experts, the Company completed an analysis to determine and verify its eligibility for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes under Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the American Rescue Plan of 2021, and filed the necessary amended payroll tax forms with the Internal Revenue Service to claim a refund for the credit. The ERC refund receivable of $1,544 is included in prepaid expenses and other current assets on our consolidated balance sheet as of September 30, 2023, and the benefit is recognized as other income on our consolidated statement of income for the nine-month period ended September 30, 2023.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

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

As of September 30, 2023, the Company had $6,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $19,580 outstanding on the Revolving Credit Facility. As of September 30, 2023, total unamortized debt issuance costs of $139, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a Consolidated Senior Leverage Ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of September 30, 2023.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of September 30, 2023 are as follows:

2023	$500
2024	2,000
2025	21,580
2026	2,000
2027	167
Thereafter	0
Total	$26,247

3.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.

For the three-month period ended September 30, 2023, there were 677,029 outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 65,275 potential common shares included in the calculation of diluted EPS. There were 411,583 outstanding stock options for the three-month period ended September 30, 2023 not included in EPS as the effect would be anti-dilutive

For the comparable three-month period ended September 30, 2022, there no were no outstanding stock awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,202,076 outstanding stock options and 5,000 unvested restricted stock awards for the three-month period ended September 30, 2022 not included in EPS as the effect would be anti-dilutive.

For the nine-month period ended September 30, 2023, there were 22,165 outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 2,441 potential common shares included in the calculation of diluted EPS. There were 1,066,447 outstanding stock options for the nine-month periods ended September 30, 2023 not included in EPS as the effect would be anti-dilutive.

For the comparable nine-month period ended September 30, 2022, there were 128,665 outstanding stock options and 5,000 unvested restricted stock awards included in the calculation of diluted EPS, resulting in 22,203 potential common shares included in the calculation of diluted EPS. There were 1,073,411 outstanding stock options for the nine-month period ended September 30, 2022 not included in EPS as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2023 and December 31, 2022. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	September 30, 2023	December 31, 2022
Cash	$9,223	$5,634
Restricted cash	78	79
Total	$9,301	$5,713

As of September 30, 2023 and December 31, 2022, restricted cash included $78 and $79, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30, 2023	December 31, 2022
Raw materials	$31,516	$29,200
Work in process	4,342	2,757
Finished goods	10,776	9,235
Total	$46,634	$41,192

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Land	$1,273	$1,273
Buildings and leasehold improvements	15,934	15,572
Machinery and equipment	57,164	63,981
Furniture and fixtures	2,822	2,845
Computer hardware and software	7,807	7,744
Construction in process	1,709	1,245
	86,709	92,660
Less: Accumulated depreciation	(65,543)	(70,944)
Property, plant and equipment, net	$21,166	$21,716

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation expense	$760	$815	$2,282	$2,450

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2023.

	Battery & Energy Products	Communications Systems	Total
Balance – December 31, 2022	$25,935	$11,493	$37,428
Effect of foreign currency translation	(71)	-	(71)
Balance – September 30, 2023	$25,864	$11,493	$37,357

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 30, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$12,989	$6,451	$6,538
Patents and technology	5,564	5,260	304
Trade names	4,632	607	4,025
Trademarks	3,399	-	3,399
Other	1,500	496	1,004
Total other intangible assets	$28,084	$12,814	$15,270

	at December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$12,970	$5,992	$6,978
Patents and technology	5,557	5,171	386
Trade names	4,629	522	4,107
Trademarks	3,404	-	3,404
Other	1,500	454	1,046
Total other intangible assets	$28,060	$12,139	$15,921

The change in the cost of total intangible assets from December 31, 2022 to September 30, 2023 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization included in:
Selling, general and administrative	$203	$295	$591	$895
Research and development	24	23	72	74
Total amortization expense	$227	$318	$663	$969

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	$130	$176	$421	$538
Restricted stock	1	3	3	14
Total	$131	$179	$424	$552

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2023, there was $314 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,425,693	$6.72
Granted	12,500	$4.07
Exercised	(204,891)	$5.71
Forfeited or expired	(144,690)	$5.01
Outstanding at September 30, 2023	1,088,612	$7.11	3.54	$2,898
Vested and expected to vest at September 30, 2023	1,009,489	$7.20	3.37	$2,598
Exercisable at September 30, 2023	703,529	$7.79	2.36	$1,402

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2023 and September 30, 2022 was $979 and $3, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2023 and September 30, 2022 was $1,041 and $116, respectively.

Outstanding restricted shares vest in equal annual installments over three (3) years. Unrecognized compensation cost related to outstanding restricted shares at September 30, 2023 was $0.

6.	INCOME TAXES

Our effective tax rate for the nine-month periods ended September 30, 2023 and September 30, 2022 was 28.1% and 259.1%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments in the prior year.

As of December 31, 2022, we have domestic net operating loss (“NOL”) carryforwards of $40,952, which expire 2025 through 2035, and domestic tax credits of $2,600, which expire 2028 through 2042, available to reduce future taxable income. As of September 30, 2023, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2023, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2023, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2023, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2023 and December 31, 2022.

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

The Company has operating leases predominantly for operating facilities. As of September 30, 2023, the remaining lease terms on our operating leases range from approximately one (1) year to eight (8) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$252	$216	$732	$674
Variable lease cost	28	22	85	69
Total lease cost	$280	238	$817	$743

Supplemental cash flow information related to leases was as follows:

	Nine-month period ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$762	$676
Right-of-use assets obtained in exchange for lease liabilities:	$310	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$1,914	$2,187

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$793	$895
Operating lease liability, net of current portion	Other noncurrent liabilities	1,087	1,307
Total operating lease liability		$1,880	$2,202

Weighted-average remaining lease term (years)		4.5	4.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of September 30, 2023 are as follows:

Maturity of operating lease liabilities
2023	$258
2024	642
2025	306
2026	241
2027	217
Thereafter	426
Total lease payments	2,090
Less: Imputed interest	(210)
Present value of remaining lease payments	$1,880

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2023, we have made commitments to purchase approximately $925 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2023 and 2022 were as follows:

	Nine-month period ended September 30,
	2023	2022
Accrued warranty obligations – beginning	$323	$133
Accruals for warranties issued	260	247
Settlements made	(98)	(94)
Accrued warranty obligations – ending	$485	$286

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

As of September 30, 2023, there was deferred revenue on extended warranty contracts of $1,121, comprised of $193 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $928 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of September 30, 2023 and December 31, 2022, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended September 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$31,919	$7,569	$-	$39,488
Segment contribution	7,728	2,046	(7,639)	2,135
Other expense			(386)	(386)
Income tax provision			(446)	(446)
Non-controlling interest			27	27
Net income attributable to Ultralife				$1,330

Three-month period ended September 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$28,583	$4,651	$-	$33,234
Segment contribution	5,345	1,370	(7,301)	(586)
Other income			254	254
Income tax benefit			90	90
Non-controlling interest			3	3
Net loss attributable to Ultralife				$(239)

Nine-month period ended September 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$94,250	$19,846	$-	$114,096
Segment contribution	21,783	6,015	(21,972)	5,826
Other income			178	178
Income tax provision			(1,688)	(1,688)
Non-controlling interest			8	8
Net income attributable to Ultralife				$4,324

Nine-month period ended September 30, 2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$87,873	$7,860	$-	$95,733
Segment contribution	19,217	2,102	(21,407)	(88)
Other income			22	22
Income tax benefit			171	171
Non-controlling interest			-	-
Net income attributable to Ultralife				$105

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$31,919	$24,150	$7,769
Communications Systems	7,569	-	7,569
Total	$39,488	$24,150	$15,338
		61%	39%

Three-month period ended September 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$28,583	$22,878	$5,705
Communications Systems	4,651	-	4,651
Total	$33,234	$22,878	$10,356
		69%	31%

Nine-month period ended September 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$94,250	$73,319	$20,931
Communications Systems	19,846	-	19,846
Total	$114,096	$73,319	$40,777
		64%	36%

Nine-month period ended September 30, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$87,873	$70,154	$17,719
Communications Systems	7,860	-	7,860
Total	$95,733	$70,154	$25,579
		73%	27%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$31,919	$15,926	$15,993
Communications Systems	7,569	4,348	3,221
Total	$39,488	$20,274	$19,214
		51%	49%

Three-month period ended September 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$28,583	$13,433	$15,150
Communications Systems	4,651	3,547	1,104
Total	$33,234	$16,980	$16,254
		51%	49%

Nine-month period ended September 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$94,250	$47,088	$47,162
Communications Systems	19,846	11,170	8,676
Total	$114,096	$58,258	$55,838
		51%	49%

Nine-month period ended September 30, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$87,873	$41,303	$46,570
Communications Systems	7,860	6,609	1,251
Total	$95,733	$47,912	$47,821
		50%	50%

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE DRILL-DATA™, SWE SEASAFE™, Excell Battery Group™ and Criterion Gauge™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Overview

Consolidated revenues of $39,488 for the three-month period ended September 30, 2023, increased by $6,254 or 18.8%, over $33,234 for the three-month period ended September 30, 2022, reflecting increases in government/defense sales of 48.1% and commercial sales of 5.6%. Sales for our Battery & Energy Products segment increased 11.7% from $28,583 for the third quarter of 2022 to $31,919 for the third quarter of 2023, and sales for our Communications Systems segment increased 62.7% from $4,651 to $7,569.

Gross profit was $9,774, or 24.8% of revenue, for the three-month period ended September 30, 2023, compared to $6,715, or 20.2% of revenue, for the same quarter a year ago. The 460-basis point improvement primarily resulted from higher factory volume leading to greater cost absorption, efficiencies associated with improved level-loading of production and price realization.

Operating expenses increased to $7,639 for the three-month period ended September 30, 2023, compared to $7,301 for the three-month period ended September 30, 2022. The increase of $338 or 4.6% was primarily attributable to higher variable compensation, including Officer and Executive Team bonuses and salesforce commissions, and insurance costs in the 2023 period. Operating expenses represented 19.3% of revenues compared to 22.0% of revenues for the year-earlier period.

Operating income for the three-month period ended September 30, 2023 was $2,135, or 5.4% of revenues, compared to a loss of $586 for the year-earlier period. The increase in operating income resulted from the 18.8% increase in revenues leveraged by the 460-basis point improvement in gross margin and the 270-basis point improvement in operating expenses to revenues ratio.

Net income attributable to Ultralife Corporation was $1,330 or $0.08 per share – basic and diluted on a GAAP basis, compared to a net loss of $239 or $0.01 per share – basic and diluted for the third quarter of 2022. Adjusted EPS was $0.10 - basic and diluted for the third quarter of 2023, compared to a loss $0.03 - basic and diluted for the 2022 period. Adjusted EPS excludes the provision for deferred taxes of $357 which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $3,480, or 8.8% of revenues, for the third quarter of 2023, compared to $1,255 or 3.8% of revenues, for the third quarter of 2022. See the section “Adjusted EBITDA” on Page 23 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

As we close out 2023 with a strong backlog, we are well positioned to continue profitable growth and to generate incremental cashflow to reduce our acquisition debt and further invest in our businesses, including new product development, strategic capital expenditures and accretive acquisitions.

Results of Operations

Three-Month Periods Ended September 30, 2023 and September 30, 2022

Revenues. Consolidated revenues for the three-month period ended September 30, 2023 were $39,488, an increase of $6,254, or 18.8%, over $33,234 for the three-month period ended September 30, 2022. Overall, government/defense sales increased 48.1% and commercial sales increased 5.6%.

Battery & Energy Products revenues increased $3,336, or 11.7%, from $28,583 for the three-month period ended September 30, 2022 to $31,919 for the three-month period ended September 30, 2023, reflecting increases of $1,272 or 5.6% in commercial sales and $2,064 or 36.2% in government/defense sales.  The increase in commercial sales was driven by a $2,488 or 37.9% increase in medical sales reflecting an increased demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices, partially offset by a $1,216 or 7.5% decrease in industrial and other commercial sales primarily attributable to 9-Volt and our new Thionyl Chloride and thin cell battery cells for which sales are expected to rebound in future periods based on the timing of purchase orders placed by our customers.

Communications Systems sales increased $2,918, or 62.7%, from $4,651 for the three-month period ended September 30, 2022 to $7,569 for the three-month period ended September 30, 2023. The increase was primarily attributable to shipments of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program.

Our total backlog at September 30, 2023 was $101,087 with approximately $35,100 due to ship over the remaining three months of 2023. Total backlog decreased $5,066 or 4.8% compared to the backlog of $106,153 for the same period in 2022 primarily due to the timing of certain expected orders.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $29,714 for the quarter ended September 30, 2023, an increase of $3,195, or 12.0%, from the $26,519 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 79.8% for the three-month period ended September 30, 2022 to 75.2% for the three-month period ended September 30, 2023. Correspondingly, consolidated gross margin increased from 20.2% for the three-month period ended September 30, 2022, to 24.8% for the three-month period ended September 30, 2023, primarily reflecting higher factory volume leading to greater cost absorption, efficiencies associated with improved level-loading of production and price realization.

For our Battery & Energy Products segment, gross profit for the third quarter of 2023 was $7,728, an increase of $2,383 or 44.6% from gross profit of $5,345 for the third quarter of 2022. Battery & Energy Products’ gross margin of 24.2% increased by 550-basis points from the 18.7% gross margin for the year-earlier period, primarily reflecting higher factory volume, efficiencies resulting from improved level-lading of production across the quarter and improved price realization.

For our Communications Systems segment, gross profit for the third quarter of 2023 was $2,046 or 27.0% of revenues, compared to gross profit of $1,370 or 29.5% of revenues for the third quarter of 2022. The 250-basis point decrease in gross margin was primarily due to inefficiencies caused by component delivery delays from certain vendors and sales product mix, partially offset by the higher factory volume.

Operating Expense. Overall, operating expenses were 19.3% of revenue for the quarter ended September 30, 2023, compared to 22.0% of revenue for the quarter ended September 30, 2022. Amortization expense associated with intangible assets related to our acquisitions was $227 for the third quarter of 2023 ($203 in selling, general and administrative expenses and $24 in research and development costs), compared with $318 for the third quarter of 2022 ($295 in selling, general, and administrative expenses and $23 in research and development costs). Research and development costs were $1,869 for the three-month period ended September 30, 2023, a decrease of $27 or 1.4%, from $1,896 for the three-months ended September 30, 2022. Selling, general, and administrative expenses were $5,770 for the three-month period ended September 30, 2023, an increase of $365 or 6.8% over the $5,405 for the three-month period ended September 30, 2022, primarily reflecting higher variable compensation, including Officer and Executive Team bonuses and salesforce commissions, and insurance costs.

Other (Expense) Income. Other expense totaled $386 for the three-month period ended September 30, 2023, compared to income totaling $254 for the three-month period ended September 30, 2022. Interest and financing expense increased $314, or 115.4%, from $272 for the third quarter of 2022 to $586 for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from the January 2023 cyberattack and rising interest rates. Miscellaneous income amounted to $200 for the third quarter of 2023 compared to $526 for the third quarter of 2022, primarily attributable to foreign exchange gains due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2023 third quarter was $446, compared to an income tax benefit of $90 for the third quarter of 2022. Our effective tax rate decreased to 25.5% for the third quarter of 2023 as compared to 27.1% for the third quarter of 2022, primarily attributable to the geographic mix of our operating results. The income tax provision for the third quarter of 2023 is comprised of an $89 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 5.1%, and a $357 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2022 period, the income tax benefit was comprised of a $218 current tax provision and a $308 deferred tax benefit. The period over period change in the cash-based current tax provisions is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife was $1,330, or $0.08 per share – basic and diluted on a GAAP basis for the three-month period ended September 30, 2023, compared to a net loss of $239, or $0.01 per share – basic and diluted, for the three-month period ended September 30, 2022. Adjusted EPS was $0.10 on a diluted basis for the third quarter of 2023, compared to ($0.03) for the third quarter of 2022. Adjusted EPS excludes the provision (benefit) for deferred taxes of $357 and ($308) for the 2023 and 2022 periods, respectively, which primarily represent non-cash charges (benefits) for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,133,069 for the third quarter of 2022 to 16,303,139 for the third quarter of 2023. The increase is attributable to stock option exercises since the third quarter of 2022 and a greater average stock price in the current quarter. Accordingly, dilutive shares of 65,275 were added to basic weighted average shares for the 2023 period compared to none for the 2022 period due to the net loss for that period.

Nine-Month Periods Ended September 30, 2023 and September 30, 2022

Revenues. Consolidated revenues for the nine-month period ended September 30, 2023 were $114,096, an increase of $18,363, or 19.2%, over $95,733 for the nine-month period ended September 30, 2022. Overall, government/defense sales increased $15,198 or 59.4% and commercial sales increased $3,165 or 4.5%. On January 25, 2023, the Company experienced a ransomware cyberattack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during the quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the cyberattack, all of which were successfully accomplished with no ransom paid. Management continues to work on its cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the business interruption impact.

Battery & Energy Products revenues increased $6,377, or 7.3%, from $87,873 for the nine-month period ended September 30, 2022 to $94,250 for the nine-month period ended September 30, 2023. The increase was attributable to a $3,165 or 4.5% increase in commercial sales and a $3,212 or 18.1% increase in government/defense sales. The increase in commercial sales was driven by a $3,428 or 12.4% increase in oil & gas sales reflecting the rebound in the energy sector and a $3,085 or 14.2% increase in medical battery sales due to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices. These increases in commercial sales were partially offset by a $3,348 or 16.2% decrease in industrial and other commercial market sales primarily due to timing of demand for 9-Volt and our new Thionyl Chloride and thin cell battery cells which are expected to rebound in future periods.

Communications Systems revenues increased $11,986, or 152.5%, from $7,860 for the nine-month period ended September 30, 2022 to $19,846 for the nine-month period ended September 30, 2023. This increase was primarily attributable to shipments of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $86,298 for the nine-month period ended September 30, 2023, an increase of $11,884, or 16.0%, from the $74,414 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 77.7% for the nine-month period ended September 30, 2022 to 75.6% for the nine-month period ended September 30, 2023. Correspondingly, consolidated gross margin increased from 22.3% for the nine-month period ended September 30, 2022, to 24.4% for the nine-month period ended September 30, 2023, primarily reflecting higher factory volume and favorable product mix for our Communications Systems segment, tempered by the inefficiencies experienced at our Newark, NY and Virginia Beach, VA facilities resulting from the January 2023 cyberattack.

For our Battery & Energy Products segment, gross profit for the first nine months of 2023 was $21,783 an increase of $2,566 or 13.4% over gross profit of $19,217 for the comparable 2022 period. Battery & Energy Products’ gross margin of 23.1% increased by 120 basis points from the 21.9% gross margin for the year-earlier period, primarily reflecting higher factory volume, more level-loaded production driving utilization and price realization, partially offset by lingering supply chain disruptions, inefficiencies resulting from the January 2023 cyberattack, disposition of certain non-conforming materials and continued investments in the transition of new products to high volume production.

For our Communications Systems segment, gross profit for the first nine months of 2023 was $6,015 or 30.3% of revenues, compared to gross profit of $2,102 or 26.7% of revenues, for the comparable 2022 period. The increase was primarily due to higher factory volume and favorable product mix compared to last year’s nine-month period.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2023 were $21,972, an increase of $565 or 2.6% from the $21,407 for the nine-month period ended September 30, 2022.  The increase is primarily attributable to increased new product development investments, the recording of the $100 deductible on our cybersecurity insurance policy for expenses incurred associated with the January 2023 cyberattack and higher variable compensation, including Officer and Executive Team bonuses and salesforce commissions, and insurance costs. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 19.3% for the nine-month period ended September 30, 2023, compared to 22.4% for the nine-month period ended September 30, 2022.  Amortization expense associated with intangible assets related to our acquisitions was $663 for the first nine months of 2023 ($591 in selling, general and administrative expenses and $72 in research and development costs), compared with $969 for the first nine months of 2022 ($895 in selling, general, and administrative expenses and $74 in research and development costs). Research and development costs were $5,679 for the nine-month period ended September 30, 2023, an increase of $254 or 4.7%, from $5,425 for the nine-months ended September 30, 2022. The increase is largely attributable to an increase in new product development in our Communications Systems business to pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were $16,293 for the 2023 nine-month period, an increase of $311 or 1.9% over the $15,982 for the year-earlier period, primarily reflecting higher variable compensation, including Officer and Executive Team bonuses and salesforce commissions, and insurance costs.

Other Income (Expense). Other income totaled $178 for the nine-month period ended September 30, 2023, compared to other income of $22 for the nine-month period ended September 30, 2022. Other income for the 2023 period includes an Employee Retention Credit for $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense increased $867, or 148.7%, from $583 for the first nine months of 2022 to $1,450 for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from our January 2023 cyberattack and rising interest rates. Excluding the ERC gain in the 2023 period, miscellaneous income amounted to $84 for the 2023 period compared to $605 for the 2022 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2023 nine-month period was $1,688, compared to an income tax benefit of $171 for the 2022 nine-month period. Our effective tax rate decreased to 28.1% for the 2023 period as compared to 259.1% for the 2022 period, primarily attributable to the magnitude of our income reported in the first nine-months of 2023, including the Employee Retention Credit, and the geographic mix of our operating results. The income tax provision for the first nine months of 2023 is comprised of a $443 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 7.4%, and an $1,245 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2022 period, the income tax benefit was comprised of a $512 current tax provision and a $683 deferred tax benefit. The period over period change in the cash-based taxes is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $4,324, or $0.27 per share – basic and diluted on a GAAP basis for the nine-month period ended September 30, 2023, compared to $105, or $0.01 per share – basic and diluted, for the nine-month period ended September 30, 2022. Adjusted EPS was $0.34 on a diluted basis for the 2023 period, compared to ($0.04) for the 2022 period. Adjusted EPS excludes the provision (benefit) for deferred taxes of $1,245 and ($683) for the 2023 and 2022 periods, respectively, which primarily represents non-cash charges (benefits) for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,144,165 for the first nine-months of 2022 to 16,174,341 for the first nine-months of 2023. The increase is attributable to stock option exercises since the third quarter of 2022. Accordingly diluted shares of 2,441 were added to basic weighted average shares in 2023 compared to 22,203 for the 2022 period.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net income (loss) attributable to Ultralife Corporation before interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net income (loss) attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EBITDA to net loss attributable to Ultralife Corporation.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income (loss) attributable to Ultralife Corporation	$1,330	$(239)	$4,324	$105
Adjustments:
Interest expense	586	272	1,450	583
Income tax provision (benefit)	446	(90)	1,688	(171)
Depreciation expense	760	815	2,282	2,450
Amortization expense	227	318	663	969
Stock-based compensation expense	131	179	424	552
Cybersecurity insurance policy deductible	-	-	100	-
Non-cash purchase accounting adjustments	-	-	-	55
Adjusted EBITDA	$3,480	$1,255	$10,931	$4,543

Adjusted Earnings Per Share

In evaluating our business, we consider and use adjusted EPS, a non-GAAP financial measure, as a supplemental measure of our business performance. We define adjusted EPS as net income (loss) attributable to Ultralife Corporation excluding the provision (benefit) for deferred income taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be predominantly offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EPS to EPS and net income attributable to Ultralife Corporation.

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	September 30, 2023			September 30, 2022
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income (loss) attributable to Ultralife Corporation	$1,330	$.08	$.08	$(239)	$(.01)	$(.01)
Deferred tax provision	357	.02	.02	(308)	(.02)	(.02)
Adjusted net income (loss)	$1,687	$.10	$.10	$(547)	$(.03)	$(.03)

Weighted average shares outstanding		16,238	16,303		16,133	16,133

	Nine-Month Period Ended
	September 30, 2023			September 30, 2022
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$4,324	$.27	$.27	$105	$.01	$.01
Deferred tax provision (benefit)	1,245	.07	.07	(683)	(.05)	(.05)
Adjusted net income (loss)	$5,569	$.34	$.34	$(578)	$(.04)	$(.04)

Weighted average shares outstanding		16,172	16,174		16,122	16,144

Liquidity and Capital Resources

As of September 30, 2023, cash totaled $9,301 (including restricted cash of $78), an increase of $3,588 as compared to $5,713 of cash held at December 31, 2022, primarily attributable to draws on our credit facility and net income generated during the period.

During the nine-month period ended September 30, 2023, cash used in our operations was $503, as compared to $3,827 used in operations for the nine-month period ended September 30, 2022. For the 2023 period, cash provided by our operations was comprised of net income of $4,316 plus non-cash items totaling $4,662 for depreciation, amortization, stock-based compensation, and deferred taxes, largely offset by a $9,481 increase in net working capital. The increase in working capital was driven by the procurement of inventory to proactively manage our supply chain, reduce lead times and the impact of potential cost increases on components and raw materials, and enhance our position to service customer orders, as well as the effects of the January 2023 cyberattack.

Cash used in investing activities for the nine months ended September 30, 2023 was $1,547 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the nine months ended September 30, 2023 was $5,791, largely attributable to draws on our credit facility primarily attributable to advance purchases of certain critical raw materials, partially offset by principle payments on our term loan during the period, plus cash proceeds of $1,041 on stock option exercises under our stock-based compensation plans.

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

Commitments

As of September 30, 2023, the Company had $19,580 outstanding borrowings on the Revolving Credit Facility and $6,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of September 30, 2023.

As of September 30, 2023, we had made commitments to purchase approximately $925 of production machinery and equipment.

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

During the first nine months of 2023, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed, other than as described in Note 1 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)

Date: October 26, 2023	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)