Form 10-K
period 2023-12-31
ULTRALIFE CORP
filed 2024-03-21
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $46,718,255 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2023.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 18, 2024, the registrant had 16,446,832 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	2

	1A	Risk Factors	14

	1B	Unresolved Staff Comments	25

	1C	Cybersecurity	25

	2	Properties	26

	3	Legal Proceedings	26

	4	Mine Safety Disclosures	26

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

	6	Selected Financial Data	27

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	7A	Quantitative and Qualitative Disclosures About Market Risk	40

	8	Financial Statements and Supplementary Data	41

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

	9A	Controls and Procedures	64

	9B	Other Information	64

PART III	10	Directors, Executive Officers and Corporate Governance	65

	11	Executive Compensation	65

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65

	13	Certain Relationships and Related Transactions, and Director Independence	65

	14	Principal Accountant Fees and Services	65

PART IV	15	Exhibits, Financial Statement Schedules	66

	Signatures		68

i

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; our resources being overwhelmed by our growth; the continued impact of COVID-19 causing delays in the manufacture and delivery of our mission critical products to end customers; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our ability to utilize our net operating loss carryforwards; our exposure to foreign currency fluctuations; possible impairments of our goodwill and other intangible assets; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; and other risks and uncertainties, certain of which are beyond our control.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and developments in the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. When used in this report, the words “anticipate”, “believe”, “estimate”, “plan”, “intend”, “foresee”, “may”, “could”, “will”, “likely” or “expect” or words of similar import are intended to identify some, but not all, such forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K Annual Report.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife®, Ultralife HiRate®, Ultralife Thin Cell®, Ultralife Batteries Inc.®, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE SEASAFE™, Excell Battery Group™ and Criterion Gauge™ brands, among others. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 9 in the notes to consolidated financial statements contained in Item 8 of this Form 10-K.)

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

Battery & Energy Products

We manufacture and/or market a family of Lithium Manganese Dioxide (Li-MnO2), Lithium Manganese Dioxide Carbon Monofluoride (Li-CFx/MnO2) hybrid and Lithium Thionyl Chloride (Li-SOCl2) non-rechargeable batteries including 9-volt, Ultralife HiRate® cylindrical, Ultralife Thin Cell®, and other form factors. Applications for our 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our Ultralife HiRate® and Ultralife Thin Cell® Lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial and medical markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices, wearable medical products, Bluetooth tracking devices and other specialty applications. Military applications for our non-rechargeable Ultralife HiRate® batteries include manpack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our Lithium Thionyl Chloride batteries, sold under our ABLE and Ultralife brands as well as a private label brand, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of Lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price of our Lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our Lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

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

Revenues for this segment for the year ended December 31, 2023 were $129,953 and segment contribution (gross profit) was $30,775.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements and under our Ultralife brand we provide system integration products and services.

The military systems include RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adaptors (“VAA”) for multiple programs. These programs include Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems, U.S. Army Leader Radio Program, U.S. Army’s Security Force Assistance Brigades (“SFABs”) and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and to foreign defense organizations that we are permitted to sell our products to, as well as to U.S. and to international prime defense contractors.

Commercial products offered to date under the Ultralife brand integrate information technology equipment and power conversion capability into rugged cases, supporting use in various industries. We market these products to automotive, cellular carriers and manufacturing industries.

Revenues for this segment for the year ended December 31, 2023 were $28,691 and segment contribution (gross profit) was $8,425.

Corporate

We report revenues and cost of sales for the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate operating expenses.

Corporate had no revenues for the year ended December 31, 2023 and our Corporate operating expenses for the year ended December 31, 2023 were $29,725.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2023 Consolidated Financial Statements and Notes thereto contained in this Form 10-K Annual Report for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 9 in the notes to consolidated financial statements.

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

In March 2009, we acquired the tactical communications products business of Science Applications International Corporation. The tactical communications products business designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment, which are sold by Ultralife under the brand name AMTI. The acquisition strengthened our communications systems business and provided us with direct entry into the handheld radio/amplifier market, complementing Ultralife’s communications systems offerings.

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. With a portfolio encompassing custom battery design, development and manufacturing for OEM’s; standard smart batteries, chargers and accessories; and pre-engineered batteries and power solutions for specific applications, Accutronics primarily serves the portable medical device market throughout Europe. Medical applications include digital imaging, ventilators, anesthesia, endoscopy, patient monitoring, cardiopulmonary care, oxygen concentration and aspiration. With our acquisition of Accutronics we advanced our strategy of commercial revenue diversification, expanded our geographical penetration, and achieved revenue growth from new product development. We continue to experience sales synergies between Accutronics and our existing commercial battery business as we cross-sell our existing products and the acquired Accutronics’ products to our respective customer bases.

On May 1, 2019, we acquired Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and a leading designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using Lithium cells. SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. We acquired SWE as a bolt-on acquisition which has further supported our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by Ultralife. Another key benefit of our acquisition of SWE was obtaining a highly valuable technical team of battery pack and charger system engineers and technicians which has added to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking devices, smart metering for utilities and other industrial applications, as well as their contribution to the development of certain government and defense products.

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”), and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” and together with Excell Canada and 656700, collectively, “Excell”), which operate under the name Excell Battery Group. Based in Canada with U.S. operations, Excell Battery Group is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, ruggedized computers, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. Our acquisition of Excell has been an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell has allowed us to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we do not presently serve, enhance our contributed value to both our customers and realize cost synergies. Furthermore, we utilize Excell experienced technical resources in our global new product initiatives and add a complementary line of highly engineered products, both existing and in development, that are costly for our customers to substitute with products of a competitor.

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

Our non-rechargeable products include the following product configurations:

9‑Volt Lithium Battery. Our 9‑volt Lithium battery delivers a unique combination of the highest-available energy density and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9‑volt Lithium battery price is generally higher than conventional 9‑volt Carbon Zinc and Alkaline batteries, we believe the enhanced operating performance and decreased costs associated with longer battery life make our 9‑volt Lithium battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

We market our 9-volt Lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt Lithium battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9‑volt Lithium battery under private labels for a variety of companies. Additionally, we sell our 9‑volt Lithium battery to the broader consumer market through national and regional retail chains and online retailers.

We believe our current 9-volt Lithium battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monofluoride hybrid and Lithium Thionyl Chloride technologies, represent some of the most advanced Lithium power sources currently available. We market a wide range of cylindrical non-rechargeable Lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include D, C, 5/4 C, 1/2 AA, 2/3 A, CR123A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, a widely used battery type in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our Lithium Carbon Monofluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

We market our line of Lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others. Significant commercial applications include oil and gas, pipeline inspection equipment, automatic re-closers and oceanographic and subsea devices. Asset tracking applications include Radio Frequency Identification (“RFID”), cellular, and Bluetooth systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment. Medical applications include Automated External Defibrillators (AEDs), infusion pumps, wearable patient monitoring and telemetry systems. Search and rescue applications include Emergency Locator Transmitters (ELTs) for aircraft and Emergency Position Indicating Radio Beacons (EPIRBs) for ships. Oil and gas applications include battery packs for downhole and directional drilling applications such as Measurement While Drilling (MWD) and Logging While Drilling (LWD) and pipeline inspection and monitoring.

Thin Cell Batteries. We manufacture a range of thin Lithium Manganese Dioxide batteries under the Ultralife Thin Cell® brand. Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and very low profile. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, toll passes, theft detection systems, and RFID and Bluetooth tracking devices.

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

Integrated Systems. Our integrated systems include vehicle mounted systems; SATCOM systems; rugged, deployable case systems; and multiband transceiver kits. These systems provide enhanced capabilities which enable communications operators to provide links to support Command, Control, Communications, Computers, Cyber and Intelligence, Surveillance and Reconnaissance (C5ISR).

Power Systems. Our power systems include AC/DC power supplies with battery backup for tactical manpack radios and power adaptors and chargers. We can provide power supplies for virtually all tactical communications devices.

Our commercial products integrate information technology capability into rugged cases, supporting use of high computing capability in various configurations. We market these products to automotive, cellular carriers and manufacturing industries.

Communications and Electronics. Our communications and electronics services include the design, integration, and deployment of portable, mobile and fixed-site communications systems.

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

We also distribute some of our products through domestic and foreign distributors and retailers. Sales of these products are generated primarily from purchase orders issued by these customers. We have several long-term contracts with the U.S. government and other customers. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. In general, we do not believe our sales are seasonal, although we may sometimes experience seasonality for some of our military products based on the timing of government fiscal budget expenditures.

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

We have one major customer, a large global defense primary contractor, which comprised 15% of our total revenues in 2023, and 17% of our total revenues in 2022. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2023, sales to U.S. and foreign customers were approximately $81,396 and $77,248, respectively. In 2022, sales to U.S. and foreign customers were approximately $67,914 and $63,926, respectively.

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

We market our products to defense organizations in the U.S. and other countries. In September 2019, we were awarded an indefinite-delivery/indefinite-quantity contract from the U.S. Government’s Defense Logistics Agency for up to five years, with the potential to generate revenue of $14,422, to provide our BA-5368 batteries. In May 2021 we were awarded an indefinite-delivery/indefinite-quantity contract from the U.S. Army for purchases of Conformal Wearable Batteries (“CWB”) not to exceed $168,000 during the three-year base award period with the potential for up to an additional $350,000 should the six one-year options be exercised. Our development work on the CWB continues, and we have successfully completed UN/DOT shipment testing in 2023, a major milestone which allows us to now ship batteries to customers for initial testing and functional feedback. We are working on completing validation testing to enter U.S. Government First Article Testing, which is currently scheduled to start later in 2024. In December 2021, we were awarded an indefinite-delivery/indefinite-quantity contract not to exceed $9,900 for the U.S. Government’s Defense Logistics Agency for our Lithium Manganese Dioxide, non-rechargeable BA-5390 batteries. The award consists of a three-year base contract with two one-year option periods.

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

At December 31, 2023 and 2022, our backlog related to Battery & Energy Products was approximately $92,000 and $88,600, respectively. The 4% year-over-year increase in our Battery & Energy Products backlog at December 31, 2023 primarily resulted from the demand for our medical, government and defense, and oil and gas batteries.

The 2023 year-end Battery & Energy Products backlog is primarily related to orders that are expected to ship throughout 2024 and does not include future shipments under the indefinite-delivery/indefinite-quantity awards with the U.S. Department of Defense.

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

At December 31, 2023 and 2022, our backlog related to Communications Systems orders was approximately $11,500 and $22,400, respectively. The 49% decrease in our Communications Systems backlog at December 31, 2023 is primarily a result of fulfillment in 2023 of purchase orders received in 2022 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader Radio program and to supply an international defense contractor with our amplifiers and radio vehicle mounts for an ongoing allied country government/defense modernization program. The 2023 year-end Communications Systems backlog is related to orders that are expected to ship throughout 2024.

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

We hold thirty-four patents issued in the U.S., six patents issued in the European Union member states, five patents issued in the European Union, five patents issued in the United Kingdom, five patents issued in Japan, four patents issued in India, four patents issued in South Korea, three patents issued in Canada, three patents issued in China, three patents issued in Taiwan, two patents issued in Norway, one patent issued in Australia, one patent issued in Hong Kong, one patent issued in Iceland, one patent issued in Mexico and one patent issued by the World Intellectual Property Organization. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

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

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, that we own. Our trademarks include the following: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, Smart Circuit®, Smart Circuit & design®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE Southwest Electronic Energy Group®, SWE DRILL-DATA®, SWE DRILL-DATA OBSERVER®, SWE SEASAFE®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE + DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY GROUP ADVANCED BATTERY SOLUTIONS & DESIGN®, Excell Battery Group™ and Criterion Gauge™.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facility in Newark, New York is ISO 9001 and ISO 13485 certified. Our Canadian manufacturing facilities in Calgary, Vancouver and Mississauga are ISO 9001 certified and ISO 13485 certified. Our manufacturing facility in Shenzhen, China is ISO 9001, ISO 14001 and ISO 13485 certified. Our manufacturing facility in Missouri City, Texas is ISO 9001 and ISO 13485 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified. Our manufacturing facility in Virginia Beach, Virginia is ISO 9001 certified.

We expect our future raw material purchases to fluctuate based on global demand for our products, our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. The prices and availability of some raw materials were impacted by COVID-19/supply chain disruptions in 2023 and may continue to be affected in 2024.

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt Lithium batteries, 3-volt battery and thin cells. Capacity, however, is affected by demand for particular products, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. We have acquired new machinery and equipment in areas where production bottlenecks have occurred in the past and we believe that we have sufficient capacity in most areas. We continually evaluate our requirements for additional capital equipment and direct labor resources, to help ensure that our planned increases will be adequate to meet foreseeable customer demand.

Certain materials used in our products, other than rechargeable battery cells, are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources may in some cases be available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material provided extensive customer testing and recertification are not required, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source and other suppliers in 2023 resulting in the delay of some shipments to future periods, we cannot assure that these interruptions and delays will not have an adverse effect on us in the future.

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

Our Newark, New York facility has the capacity to produce significant volumes of batteries and energy products. This operation generally manufacturers non-rechargeable battery cells, non-rechargeable and rechargeable battery packs, and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product. Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities of non-rechargeable batteries and rechargeable battery packs beyond current volumes and are not constrained by manufacturing equipment capacity. Our Missouri City, Texas facility has the capacity to produce significant quantities of rechargeable and non-rechargeable battery packs and is not constrained by manufacturing equipment capacity and the same is presently true for our Excell facilities in Calgary, Mississauga and Vancouver, Canada. We continue to access the capacity of our global facilities based on increased demand for our products, and to determine constraints associated with human capital resources and/or manufacturing equipment.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to $35,221 and $32,771 as of December 31, 2023 and 2022, respectively. The year-over-year 7% increase primarily reflects an increase in materials, including rechargeable cells, required to fulfill the backlog for our batteries primarily used in the medical devices, government and defense, and oil and gas sectors. Management continuously monitors inventory levels in an effort to optimize such levels.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to $6,994 and $8,421 as of December 31, 2023 and 2022, respectively. The year-over-year 17% decrease is due to the fulfillment of certain large purchase orders in 2023 that contained longer lead time components to meet the commitment dates. Management continuously monitors inventory levels in an effort to optimize such levels.

Research and Development

We devote significant resources to research and development activities to improve the technological capabilities of our products and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Missouri City, Texas; Newcastle-under-Lyme, United Kingdom; and Shenzhen, China. During 2023 and 2022, we expended $8,587 and $7,874, respectively, on research and development, including $1,056 and $793, respectively, on customer sponsored research and development activities, which are included in cost of products sold. The year-over-year increase in customer sponsored research and development is due to the timing of key projects, including the development of customer-driven new products.

We expect that research and development expenditures in the future, including 2024, could increase by 10% or more over 2023 levels, based on current initiatives. These current initiatives include the following: completing the development and testing of new battery and power solutions in our facilities in Newark, New York, Houston and Missouri City, Texas, Canada and Newcastle-under-Lyme, UK; our Thionyl Chloride battery project in China and new product initiatives for our Communications Systems business. We expect that new product development is one of the factors that will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon demand for customer applications.

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

The transportation of non-rechargeable and rechargeable Lithium batteries is regulated in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and internationally by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and other country specific regulations. These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to PHMSA, ICAO, IATA, IMDG and other country specific hazardous goods regulations. These regulations require companies to meet certain testing, packaging, labeling, marking and shipping paper specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new applicable regulations that are imposed. We have established our own testing facilities to help ensure that we comply with these regulations. However, if we are unable to comply with any such new regulations, or if regulations are introduced that limit our or our customers’ ability to transport our products in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

The European Union’s Restriction of Hazardous Substances Directive (the “EU RoHS Directive”) places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass EU RoHS Directive compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new applicable regulations that are imposed. However, we cannot ensure that the cost of complying with such new regulations would not have a material adverse effect on us. We believe our commercial chargers are in material compliance with the EU RoHS Directive.

The European Union’s Battery Directive “on batteries and accumulators and waste batteries and accumulators” (the “EU Battery Directive”) is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The EU Battery Directive applies to all types of batteries except those used to protect European Union member states’ security, for military purposes, or sent into space. To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances. It establishes schemes aimed at high levels of collection and recycling of batteries with quantified collection and recycling targets. The EU Battery Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. The EU Battery Directive requires product markings for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the EU Battery Directive.

The EU Battery Directive requires producers or importers of particular classes of electrical goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive assigns levels of responsibility to companies doing business in European Union markets based on their relative market share. This directive calls on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation, we believe our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our continued compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2023 and 2022, we spent $199 and $264, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries. To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained. Our annual report on Form SD was filed by the statutory due date of May 31, 2023 for the 2022 calendar year and we continue to utilize appropriate measures with our suppliers to better ascertain the origin of the conflict minerals in our products.

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

Employees

As of December 31, 2023, we employed a total of 536 permanent and temporary employees: 412 in production, 75 in sales and administration, and 49 in research and development. None of our employees are represented by a labor union.

ITEM 1A.	RISK FACTORS

Our business faces many risks. As such, prospective investors and stockholders should carefully consider and evaluate all of the risk factors described below as well as other factors discussed in this Form 10-K Annual Report, including without limitation, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our other filings with the SEC. Any of these factors could adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors and other information contained in periodic reports on Form 10-Q, Form 10-K, and current reports on Form 8-K that we file with the SEC in the future.

Company Risk Factors

Changes in economic conditions, including inflation, interest rates, and supply-chain disruptions have affected and may continue to affect our business, revenues and earnings adversely.

The disruptions resulting from supply chain and logistics complications hit a crescendo in 2022 in large part because of a sharp uptick for our more-advanced rechargeable battery packs which increased our need for highly sought-after components, including various electronic components, PC boards, chip sets and certain metals to name a few. The underlying factors pressuring our gross margins in this timeframe included rapid cost inflation on raw materials and key components not entirely aligned with the timing of customer price increases; incremental fees to source and expedite critical components in a timely manner, necessitating the one-time use of brokers at a much higher cost and with more complex logistics, and further complicating the timely matching of higher costs with customer price increases; and irregular component availability and lead time extensions causing continuous production-line start-ups, shut-downs and changeovers resulting in labor inefficiencies, higher scrap and decreased absorption of overhead. While these conditions persisted in 2023, although to a lesser extent, the negative impact was partially mitigated by our proactive actions including the following: closer alignment of cost increases with customer price increases, extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers to provide greater visibility in ordering components while upgrading our internal resources responsible for the process, and improving our process for launching new products to reduce the cost and time of transitioning to high-volume manufacturing.

While price increases, longer lead times and key component shortages are easing, they still exist. Despite our proactive actions to improve gross margins and to secure alternate vendors to minimize the disruptions experienced in the past, we may not be able to fully offset in a timely fashion the unfavorable impact these disruptions may continue to cause on our business and financial results going forward.

A significant portion of our revenues is derived from certain key customers.

We have one customer, L3Harris Technologies, a large global defense primary contractor, which comprised 15% of our total revenues in 2023 and 17% of our total revenues in 2022. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this major customer to be good, the reduction, delay or cancellation of orders from this customer or any delays in payments beyond their payment terms, for any reason, would reduce our revenues and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

Reductions or delays in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with U.S. and foreign militaries or OEMs that supply U.S. and foreign militaries. In the years ended December 31, 2023 and 2022, $57,802 or 36% and $38,795 or 29%, respectively, of our revenues were comprised of sales made directly or indirectly to U.S. and foreign militaries.

While significant gains have been made in commercial markets with our business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $43,476 or 27% in 2023 and $33,064 or 25% in 2022. Therefore, any significant disruption to or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenues. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

Budget and appropriations decisions made by the U.S. Government, including possible future sequestration periods or other similar formulaic reductions in federal expenditures, are outside of our control and have long-term consequences for our business. A decline in U.S. or foreign military expenditures could result in a reduction in the military demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to develop new products or new commercial applications for our products could be prolonged, not be profitable, not be accepted by our customers or could otherwise fail to achieve market share.

Although we develop certain products for new commercial applications, we cannot assure that these new products will be accepted due to the highly competitive nature of our industries. There are many new product and technology entrants into the markets we sell our products to. We must continually reassess the markets in which our products can be successful and seek to engage customers in those markets that will adopt our products for use in their products. In addition, these customers must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of our products, the introduction of competitive technologies or failure of our customers to purchase our products in their markets all may have an adverse effect on our business and reduce our revenues and operating income.

Our supply of raw materials and components could be disrupted or delayed due to business conditions, global conflicts, weather, the continuing impact of COVID-19 or other factors not under our control, or the cost of those raw materials and components may materially increase.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. Some materials and components have been and may continue to be in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our supplying defense products to the U.S. Government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances or if the suppliers are not able to meet the necessary demand for the components, the difficulty in obtaining supplies on a timely basis could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we may be able to redesign our products to make use of such alternatives provided that the costs and timing of our customers recertifying the alternate materials and components where necessary is not deemed prohibitive to our customers or us. Nevertheless, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source and other suppliers in the past, and we cannot guarantee that we will not experience a continuation of material interruption of deliveries from sole source or other suppliers in the future. Past supply chain disruptions and increased component lead times resulting from COVID-19 and its after-effects were exacerbated by the increased demand for Lithium-based cells from the electric vehicle manufacturers. While the latter has resulted in increased supply of such cells, meeting such electric vehicle demand could possibly result in delays or even the discontinuation of the cells required for our products. Accordingly, these circumstances require us to regularly monitor all aspects of our supply chain and share the updates with our customers, to ensure that any potential supply interruptions are understood with all efforts taken to minimize.

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

Additionally, we could continue to face prolonged, increasing pricing pressure from our suppliers due to rising costs incurred by these suppliers that could be passed on to us in higher prices for our raw materials. These increased prices could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations, particularly, if our pass through of these price increases is not accepted by our customers or if our lean manufacturing initiatives take longer than anticipated.

Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, has previously, and in the future could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to cyber and physical security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyberattack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient to prevent security breach, cyberattack, cyber intrusion, or disruption, and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, operating results and liquidity. In 2017, we formed a cross-functional executive management Security Steering Committee focused on mitigating the risk of security breaches, cyberattacks, cyber intrusions, or disruptions. In 2018, with the assistance of outside security consultants, we completed a comprehensive Systems Security Plan (“SSP”) and a Plan of Action & Milestones (“POAM”) in compliance with the requirements of National Institute of Standards and Technology (“NIST”) Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations. In 2019, the Company made further progress in implementing many of the security measures in our SSP and POAM, including increasing the security awareness across our employee base. In 2020 through 2023, we continued to make progress towards achieving full implementation of all NIST 800-171 security standards, as well as the requirements under the Cybersecurity Maturity Model Certification (“CMMC”) framework released by the Department of Defense in 2020. We continue to review all key aspects of cybersecurity utilizing our outside security consultants to ensure a robust plan is in place and provides timely updates to our Board. Despite these measures, we cannot eliminate the risk of such security breaches and the potential adverse impacts these breaches may have on our business and financial results. Accordingly, for several years, including 2023, we maintained our cybersecurity insurance policy to help mitigate the impact of a cybersecurity incident.

As reported on Form 8-K filed on March 2, 2023, during performance of their daily information technology security procedures on January 25, 2023, our Information Technology Team (“IT Team”) discovered an unauthorized entry into our information technology systems for our Newark, New York and Virginia Beach, Virginia locations. The accounts in question were immediately disabled by our IT Team, and the Company’s Security Steering Committee met promptly, taking swift action, including the immediate notification of our cybersecurity insurance carrier. Shortly thereafter, with assistance of recommendations from our cybersecurity carrier, we engaged external incident response professionals to assist with our assessment, recovery and response. On February 7, 2023, the Company received an electronic communication allegedly from a third-party, known for nefarious ransomware attacks, claiming responsibility for the incident, and discussions with that third party commenced through experienced cybersecurity professionals engaged by the Company.

This incident caused a partial disruption of our business operations at these locations, which resulted in production and shipping downtime of several weeks. With the efforts of internal resources supported by external expertise, the Company restored its information technology systems and production was resumed in both locations. Based on the recovery of our systems, review of the files affected, as well as the Company’s prompt response to and assessment of the incident, no ransom or other amount has been paid to the third-party. Nevertheless, the cybersecurity event and the resulting restoration was costly to the Company, and a business interruption claim was filed with our cyber insurance underwriter. The claim remains in review and is not included in our 2023 financial results. The Company’s deductible for its cyber insurance is $100 which was recognized in our 2023 results.

We continue to monitor our information systems for any intrusions or other irregularities.

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

Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, sales, engineering and technical staffs. The loss of one or more of these employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to effectively pursue our business strategy will depend upon, among other factors, the successful retention of our key personnel, recruitment of additional highly skilled and experienced managerial, sales, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot assure that we will be able to retain or recruit this type of personnel at reasonable costs, or at all. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could delay or impede the execution of our business plans and have other material adverse effects on our business, financial condition and results of operations.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we may be required to deliver large volumes of products to customers on a timely basis at a reasonable cost. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require a substantial increase in our direct labor workforce in a tight job market, and require additional capital resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. While our backlog remained at over $100 million for the last five quarters, this does not mean that rapid growth and demand for our products in all cases will be met by our resources without delay. Although we have highly experienced technical and engineering employees, we cannot assure you that we will be able to fulfil the orders of our customers for our products, without delay. The failure to manage growth and expansion effectively could have a material adverse effect on our business, financial condition, and results of operations.

The COVID-19 pandemic and other related illnesses have caused and may continue to create significant economic and social disruption and uncertainty around the world, may impact the health of our employees, the employees of our customers, and the employees of our suppliers, causing delays in the manufacture and delivery of our mission critical products to end customers, and may disrupt business with our collaborative business partners and service providers, which may continue to adversely impact our business and operating results.

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. As we enter the fourth year of the pandemic, our workforce, customers and vendors still face the risk of the emergence of new strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts. Except for certain situations in China, lockdowns, shelter-in-place restrictions, and vaccine mandates, prevalent during the initial stages of the pandemic, have now been lifted for most companies. While we have maintained normal business operations at virtually all our facilities throughout the pandemic, the related supply chain disruptions including increased lead times on key components experienced within our business and by our customers and vendors, continue to impact our work schedules and timing of shipments. The lingering impact of these conditions, potentially exacerbated by the emergence of new strains, on our business and financial results is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the resistance to treatments and current vaccinations, and the duration and scope of any new pandemic variants, the resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains.

Our operations in China are subject to unique risks and uncertainties, including political changes, tariffs and trade restrictions.

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

Fluctuations in the demand, supply and pricing encountered in the oil and gas industry, have placed financial strain on the producers and the companies that provide oilfield services and equipment to those producers. The volatility in this industry, whether driven by geopolitical developments; international tensions; supply and demand economics; the introduction of new global, national, and industry-specific regulations; U.S. administration policies; and technology, appears to be a trend. A significant downturn in the price of oil may result in a decrease in downhole drilling and adversely impact our financial results.

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

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including OEMs. Our success depends significantly upon the success of those customers’ products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

●	competition faced by the customer in its particular industry,
●	market acceptance of the customer’s product or service,
●	the engineering, sales, marketing and management capabilities of the customer,
●	challenges unrelated to our technology or products faced by the customer in developing its products or services, and
●	the financial and other resources of the customer.

The market for our products is characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products utilize state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. Furthermore, we have noted an increase in foreign competition, especially in Asia, over the last several years which tends to compete on price in the battery industry. If these companies successfully market their products in a manner that renders our technologies obsolete, this may reduce our revenues and operating income and could have other material adverse effects on our business, financial condition and results of operations.

Our quarterly and annual results and the price of our common stock have and could in the future continue to fluctuate significantly.

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

We are subject to certain safety risks, including the risk of fire or explosion, inherent in the manufacture, use and transportation of Lithium batteries. These risks also create the potential for claims against the Company, which can have a negative impact on our financial results.

Due to the high energy inherent in Lithium batteries, our Lithium batteries can pose certain safety risks, including the risk of fire. We incorporate procedures in research, development, product design, manufacturing processes and the transportation of Lithium batteries that are intended to minimize safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns. Although we currently carry insurance policies which cover loss of plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use and transportation of the products, may result in significant production delays or claims for damages resulting from injuries or death. While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could reduce our available cash and our operating and net income and have other material adverse effects on our reputation, business, financial condition and results of operation.

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

Upon closing of the Excell Acquisition on December 13, 2021, the Company drew down the full amount of the Term Loan Facility and $10,980 under the Revolving Credit Facility. As of December 31, 2023, the Company had $6,167 outstanding principal on the Term Loan Facility, of which $2,000 is due to be paid in 2024 and included in current portion of long-term debt on the balance sheet, and $19,580 outstanding on the Revolving Credit Facility. The related interest rates on our borrowings are variable as disclosed in Note 2 to our consolidated financial statements. While it is in the best interests of the Company to reduce the amount of debt quickly, those funds in some cases have been diverted to purchase raw material and component inventory above historical levels in order satisfy commitments to our customers in light of the continuing increase in our backlog and lingering long lead times and other supply chain disruptions. Accordingly, any increase in interest rates will adversely impact the Company’s reported financial results, perhaps materially.

Our customers may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that adjustments to reflect volume shortfalls will be made under current industry practices because pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions and we may not be able to adjust prices in various circumstances. This could have an adverse impact in the form of reduced revenues or lower margins.

We may incur significant costs or liabilities to satisfy obligations under the terms of the warranties we supply and the contractual terms under which we sell our products and services.

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain Communications Systems products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold. There is no assurance that future warranty claims will be consistent with our estimates, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient to cover such increased warranty claims. Excessive warranty claims could have a material adverse effect on our business, financial condition and results of operations.

Any inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner and reduce our operating income and margins.

The transportation of Lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. These regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we materially comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we materially comply with these regulations. If, however, we are unable to comply with any such new regulations, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could reduce our operating income and margins, and have other material adverse effects on our business, financial condition and results of operations.

Our entrance into new markets could lead to additional exposure to financial risk or increased liability, and our failure to successfully enter into those markets could lead to negative customer perception or loss of business from existing customers.

Our new products supporting our commercial diversification strategy will likely result in the introduction of our products in new end markets that we have not participated in before. These new market opportunities may carry certain risks that we may not have experienced in the past or that we may not be fully aware of. While we perform extensive due diligence in the launch of our products in new end markets and attempt to mitigate our risks with our contracts and insurance coverage, we may not be fully aware of the risks that may exist until we gain more experience in these markets.

Negative publicity concerning Lithium-ion batteries may negatively impact the industries or markets we operate in.

We are unable to predict the impact, severity or duration of negative publicity related to fire/mishandling of Lithium-ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve. Ongoing negative attention regarding Lithium-ion batteries that are used in certain cellular phones or are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the Lithium-ion battery industry as a whole, regardless of the design or usage of those batteries. The effects of such events could have an adverse effect on our business, financial condition, and results of operations.

Our ability to use our net operating loss and tax credit carryforwards in the future may be limited, which could increase our tax liabilities and reduce our cash flow and net income.

At December 31, 2023, we had approximately $27,200 of U.S. net operating loss carryforwards and $2,900 of U.S. tax credit carryforwards available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards. Based on our latest assessment at December 31, 2023, we believe it is more likely than not that our U.S. deferred tax assets will be fully realized. However, failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized. See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28.

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America, the United Kingdom and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations have and may in the future impact our pricing of products sold and materials purchased. Sales to non-U.S. customers make up a significant percentage of our total revenues. For example, the percentage of our business with customers outside of the U.S. was 49% in 2023 and 48% in 2022. A future strengthening of the U.S. dollar relative to our customers’ currencies could make our products relatively more expensive and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and their translation to U.S. dollars for our consolidated financial statements have and may in the future have an adverse effect on our consolidated financial results due to changes in local currency values relative to the U.S. dollar. With the rapid pace of geopolitical events, it is difficult at this time to assess any future impact of currency fluctuation on the Company’s financial results, despite our proactive efforts to minimize the short-term risks of currency fluctuations. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

Any impairment of goodwill and/or other indefinite-lived intangible assets could adversely impact our results of operations.

Our goodwill and other indefinite-lived intangible assets are subject to impairment testing on an annual basis. Additionally, goodwill and other indefinite-lived intangible assets are assessed for impairment whenever events and circumstances indicate that impairment may exist. Any excess carrying value of goodwill and/or other intangible assets resulting from an impairment assessment must be written off in the period of determination. In addition, from time to time, we may acquire a business which will require us to record goodwill and/or other indefinite-lived intangible assets based on the allocation of the total consideration transferred to consummate the acquisition to the identified tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values. We may subsequently experience unforeseen circumstances related to past or future acquisitions which may adversely impact the forecasted cash flows or other assumptions used to value these assets. Future determinations that the estimated fair value of our goodwill and/or indefinite-lived intangible assets is less than their respective carrying values may result in significant (non-cash) impairment charges which could have a material adverse impact on our future results of operations.

A finding that our proprietary and intellectual property rights are not enforceable or invalid could allow our competitors and others to produce competing products based on our proprietary and intellectual property or limit our ability to continue to manufacture and market our products.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop, patent or license technologies that are substantially equivalent or superior to our technologies. We also protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will sufficiently protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection that any patents or patent applications may or will afford. Further, if we are found to be infringing upon third party patents, we cannot assure that we will not be subjected to significant liability for damages or that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. In this event, the failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products, all of which could materially adversely affect our business and our results of operations.

We are subject to the contract rules and procedures of the U.S. and foreign governments. These rules and procedures create significant risks and uncertainties for us that are not usually present in contracts with private parties.

We continue to develop battery products and communications systems to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts from these governments. The receipt of an award, however, does not always result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. In these scenarios we are also typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract. Our inability to pass these tests in a timely fashion, or to meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.

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

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments (to foreign officials and otherwise) and require companies to keep accurate books and records and maintain appropriate internal controls. Our training program and policies mandate compliance with such laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third-party partners or agents), we could suffer from civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm. Such circumstances, if they occur, could have a material adverse impact on our results of operations.

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

The China RoHS 2 directive provides a regulatory framework, including hazardous substance restrictions which are similar to those imposed by the EU RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of EEP in China affecting a broad range of electronic products and parts. The regulatory framework of China RoHS 2 also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014. The methods required by China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to perform due diligence inquiries of our supply chain and publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers, and each provides conflict mineral information in a different manner, if at all. Accordingly, because our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. Such demands may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices. Any of these consequences may increase our costs of operations, increase or margins and harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Securing the Company's IT systems is integral and foundational to its everyday operations. The Company’s Security Steering Committee is comprised of cross-functional executive management team members that collectively possess an extensive level of security and technology operations expertise.  The mission of our Security Steering Committee is to focus on defining and deploying its information security strategy, sustaining a robust employee cyber awareness and training program, executing security engineering, providing continuous monitoring of its operations, responding and coordinating the response and investigation of cyber threats, building and testing its disaster recovery plans in support of its businesses’ continuity plan requirements, and developing its cyber and information security policies.

The Company's cybersecurity strategy is based on recognized best practices, standards, and frameworks for cybersecurity and information technology, including the Center for Information Security ("CIS") Controls and National Institute of Standards and Technology ("NIST"). The strategy focuses on implementing technologies, controls, and processes to constantly monitor, identify, assess, and manage cybersecurity risks.

The Company’s cybersecurity program includes exercises and trainings designed to sustain a high level of cybersecurity awareness and readiness across our employee base. The Company also has a cybersecurity incident response plan that is designed to provide a framework across all functions for a coordinated identification and response to security incidents.

The Company engages leading cybersecurity firms to assist with its security engineering and operations; provide independent evaluations of its security posture through regular assessments; and to audit and provide advice on how to make its security processes and controls more effective.

Furthermore, the Company utilizes third-party service providers to perform a variety of functions to assist in operating the business. The cybersecurity risks associated with the use of certain providers are covered under a vendor management process. Depending on the nature of the services provided, the sensitivity and/or quantity of information processed, the vendor management process may include reviewing cybersecurity practices of these providers, contractually imposing obligations on the provider, inspecting independently audited reports, and/or conducting its own security assessments of their services.

The Company’s Board of Directors has ultimate oversight of the Company’s cybersecurity risk. Management updates the Board of Directors on the Company's cybersecurity and information security posture at least quarterly at the Company’s board meetings, or more frequently as determined to be necessary or advisable. These updates include a review of cybersecurity incidents determined to have a moderate to high business impact, even if immaterial to the Company as a whole. The Audit Committee has responsibility for assisting the Board in the review and oversight of risks affecting the Company, and oversees the enterprise risk management process, which includes, with the assistance of senior management, assessing the Company’s exposure to cybersecurity risk and the effectiveness of the Company’s processes and controls to address and respond to those risks. Management is responsible for hiring appropriate personnel, integrating cybersecurity considerations into the Company’s overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Notwithstanding the focus and emphasis on cybersecurity, the Company has experienced and will continue to experience cybersecurity incidents, and there can be no guarantee that future incidents will not have a material adverse effect on its business. See "Risk Factors - Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways" for more information on the Company's cybersecurity risks.

ITEM 2.	PROPERTIES

As of December 31, 2023, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We own one building in Missouri City, Texas comprising 69,000 square feet, which houses our SWE and Excell USA operations, and lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, including a dormitory facility, approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, and approximately 24,000 square feet in three facilities for our Excell Canada operations located in Calgary, Mississauga and Vancouver, Canada, all which serve operations in the Battery & Energy Products operating segment. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for Battery & Energy Products are conducted at our Newark, New York; Missouri City, Texas; Newcastle-under-Lyme, United Kingdom; Shenzhen, China; and our Canada facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs and provide sufficient capacity to produce our products to meet current demand.

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

Holders

As of March 1, 2024, there were approximately 4,300 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock by the Company during the years ended December 31, 2023 and December 31, 2022.

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

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. Our acquisition of Accutronics advanced our strategy of commercial revenue diversification, expanded our geographic penetration, and achieved revenue growth from new product development.

On May 1, 2019, we acquired Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and a leading designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using Lithium cells. SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. We acquired SWE as a bolt-on acquisition which has supported our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by us. Another key benefit has been obtaining a highly valuable technical team of battery pack and charger system engineers and technicians which has added to our new product development-based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”) and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” together with Excell Canada and 656700, collectively, “Excell”), which operate under the name Excell Battery Group. Based in Canada with U.S. operations, the Excell Battery Group is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. We acquired Excell as an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell has allowed us to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we do not presently serve, enhance our contributed value to both our customers and realize cost synergies. Furthermore, we utilize Excell experienced technical resources in our global new product initiatives and add a complementary line of highly engineered products, both existing and in development, that are costly for our customers to substitute with products of a competitor.

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

Consolidated revenues increased by $26,804 or 20.3% to $158,644 for the year ended December 31, 2023 compared to $131,840 for the year ended December 31, 2022. During 2023, we experienced revenue growth of 8.3% for our Battery & Energy Products business and 142.2% for our Communications Systems business. This 2023 performance reflected a $7,797 or 8.4% increase in sales to our commercial customers and a $19,007 or 49.0% increase in sales to government and defense customers. The increase in our commercial business was due to medical sales of $36,945 which increased $9,624 or 35.2% due primarily to higher demand from a large global medical device OEM and the successful launch of our X-5 medical cart battery system. The increase in government and defense sales reflects growth in Battery & Energy Products sales of $2,161 or 8.0% representing higher demand from prime defense contractors and growth in Communications Systems of $16,846 or 142.2% primarily attributable to fulfilling long-lead time orders of vehicle-amplifier adaptors to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program. Demand for our products remains strong with our 2023 year-end backlog of $103,535.

Gross margin increased to 24.7% for the year ended December 31, 2023 from 22.3% for the year ended December 31, 2022. The 240-basis point improvement was due primarily to the following: better alignment of the timing of our customer price increases with the impact of cost inflation on raw materials and key components; extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers while upgrading our internal resources responsible for the process to reduce the negative impact of production line start-ups, shutdowns and changeovers due to irregular component availability and lead time extensions; concerted efforts to level-load production resulting in improved labor utilization efficiency and higher cost absorption; and improving our process for launching new products to reduce the cost and time of transitioning to high-volume manufacturing.

Operating expenses increased by $454 or 1.6% to $29,725 during the year ended December 31, 2023, compared to $29,271 during the year ended December 31, 2022. The increase is primarily attributable to increased new product development investments, the recording of the $100 deductible on our cybersecurity insurance policy for expenses incurred associated with the January 2023 cyberattack and higher variable compensation, including Officer and Executive Team bonuses and salesforce commissions, and insurance costs. Both periods reflected continued tight control over discretionary spending. Operating expenses as a percentage of revenue was 18.7% for 2023 compared to 22.2% for 2022, a 350-basis point improvement reflecting the sales leverage of our business model.

Other expenses totaled $358 for the year-ended December 31, 2023 compared to $575 for the year ended December 31, 2022. Other expenses for the 2023 period includes an Employee Retention Credit (“ERC”) of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense increased $1,065, or 112.0%, from $951 for 2022 to $2,016 for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from our January 2023 cyberattack and rising interest rates. Excluding the ERC gain in the 2023 period, miscellaneous income amounted to $114 for the 2023 period compared to $376 for the 2022 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income tax provision was $1,951 for the year ended December 31, 2023, compared to an income tax benefit of $326 for the year ended December 31, 2022. Our effective tax rate decreased to 21.4% for the 2023 period as compared to 73.1% for the 2022 period, primarily attributable to the year over year increase in income before income taxes. The income tax provision for 2023 is comprised of a $650 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 7.1%, and a $1,301 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2022 period, the income tax benefit was comprised of a $636 current tax provision and a $962 deferred tax benefit primarily for U.S. pre-tax losses and temporary tax differences expected to offset future U.S. taxable income.

Net income attributable to Ultralife Corporation was $7,197, or $0.44 per share – basic and diluted on a GAAP basis for the year ended December 31, 2023, compared to a net loss of $119, or $0.01 per share – basic and diluted for the year ended December 31, 2022. Adjusted EPS was $0.52 per share on a diluted basis for 2023, compared to a $0.07 loss per share for 2022. Adjusted EPS for 2023 excludes the provision for deferred income taxes of $1,301 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2022 excludes the benefit for deferred income taxes of $962 which represents a non-cash benefit primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted EPS” on page 36 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus income/expense that we do not consider reflective of our continuing operations, amounted to $15,703 for the year ended December 31, 2023, compared to $6,575 for the prior year. See the section “Adjusted EBITDA” beginning on page 34 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

The Company’s liquidity remains solid, with cash on hand of $10,278, working capital of $66,473 and a current ratio (current assets divided by current liabilities) of 3.8. To protect our ability to service our substantial backlog while considering the longer lead times and unreliable delivery dates for critical components, during 2023 we increased inventory by $1,023 or 2.5%. As of December 31, 2022, the Company had cash on hand of $5,713, working capital of $50,075 and a current ratio of 2.7.

As we look ahead, we believe our backlog, durable customer relationships, diversified end markets, new product initiatives, and ongoing actions to improve our gross margins and further strengthen our balance sheet position us to deliver high-quality, sustainable profitable growth.

Results of Operations

Year ended December 31, 2023 compared with the year ended December 31, 2022:

	Year ended December 31,		Increase/
	2023	2022	(decrease)
Revenues:
Battery & Energy Products	$129,953	$119,995	$9,958
Communications Systems	28,691	11,845	16,846
Total	158,644	131,840	26,804
Cost of products sold:
Battery & Energy Products	99,178	93,841	5,337
Communications Systems	20,266	8,599	11,667
Total	119,444	102,440	17,004
Gross profit:
Battery & Energy Products	30,775	26,154	4,621
Communications Systems	8,425	3,246	5,179
Total	39,200	29,400	9,800
Operating expenses	29,725	29,271	454
Operating income	9,475	129	9,346
Other expense, net	358	575	(217)
Income (loss) before income taxes	9,117	(446)	9,563
Income tax provision (benefit)	1,951	(326)	2,277
Net income (loss)	7,166	(120)	7,286
Net loss attributable to non-controlling interest	(31)	(1)	(30)
Net income (loss) attributable to Ultralife Corporation	$7,197	$(119)	$7,316
Net income (loss) attributable to Ultralife common shares – basic	$0.44	$(0.01)	$0.45
Net income (loss) attributable to Ultralife common shares – diluted	$0.44	$(0.01)	$0.45

Weighted average shares outstanding – basic	16,213,746	16,125,239	88,507
Weighted average shares outstanding – diluted	16,226,407	16,125,239	101,168

Revenues. Total revenues for the year ended December 31, 2023 amounted to $158,644, an increase of $26,804, or 20.3% from the $131,840 reported for the year ended December 31, 2022.

Battery & Energy Products revenues increased $9,958, or 8.3%, for the year ended December 31, 2023 as compared to the prior year. Commercial revenues of this business increased $7,797 or 8.4% from 2022 and now comprise 77.6% of total segment sales versus 77.5% last year. The increase in our commercial business was due to medical sales of $36,945 which increased $9,624 or 35.2% due primarily to the high demand for our batteries used in ventilators, respirators, infusion pumps and other medical devices and the successful launch of our X-5 medical cart battery system, and oil and gas sales of $40,562 which increased $2,235 or 5.8% due to continuing high demand for our down-hole drilling batteries.  Industrial and other commercial sales of $23,335 decreased $4,062 or 14.8% primarily due to timing of demand for 9-Volt and our new Thionyl Chloride and thin cell battery cells which are expected to rebound in future periods.  Government and defense sales of this business increased $2,161 or 8.0% from 2022 and now comprise 22.4% of total segment sales versus 22.5% last year. The increase primarily reflects higher U.S. demand resulting in year-over-growth of 9.3%.  This was partially offset by a 2.3% decrease in sales to allied countries.

Communications Systems revenues increased $16,846 or 142.2% for the year ended December 31, 2023 as compared to the prior year. The increase is primarily attributable to fulfilling long-lead time orders of vehicle-amplifier adaptors to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program.

Our order backlog at December 31, 2023 was $103,535, a decrease of $7,459 or 6.7% from the backlog at December 31, 2022 which was $110,994. For our Battery & Energy Products business, the backlog increased $3,365 or 3.8% to $91,997 from $88,632. The year-over-year increase is primarily driven by higher demand across the major markets that we serve including government and defense, medical, oil and gas and industrial. The 2023 year-end backlog is primarily related to orders expected to ship in the next year and does not include future shipments under any of the indefinite delivery/indefinite quantity U.S. Department of Defense awards.

For our Communications Systems business, the backlog decreased $10,824 or 48.4% to $11,538 from $22,362. The year-over-year decrease is primarily a result of fulfilling a July 2022 purchase order valued at approximately $4,600 to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader radio program, a September 2022 contract valued at approximately $7,500 to supply its integrated system of A-320 amplifiers and A-320HVA radio vehicle mounts to a major international defense contractor for an ongoing government/defense modernization program, and an October 2022 purchase order for $5,500 to supply its vehicle communications systems to a global prime defense contractor for the U.S. Army. We expect additional orders for Leader Radio and Vehicle Amplifier-Adaptors in 2024. The 2023 year-end backlog is related to orders that are expected to ship throughout 2024.

Cost of Products Sold and Gross Profit. Cost of products sold for the year ended December 31, 2023 increased $17,004 or 16.6% from the year ended December 31, 2022. Consolidated cost of products sold as a percentage of total revenue decreased from 77.7% for the year ended December 31, 2022 to 75.3% for the year ended December 31, 2023. Correspondingly, consolidated gross margin was 24.7% for the year ended December 31, 2023, compared with 22.3% for the year ended December 31, 2022. The 240-basis point improvement in gross margin is due primarily to better alignment of the timing of our customer price increases with the impact of cost inflation on raw materials and key components; extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers while upgrading our internal resources responsible for the process to reduce the negative impact of production line start-ups, shutdowns and changeovers due to irregular component availability and lead time extensions; concerted efforts to level-load production resulting in improved labor utilization efficiency and higher cost absorption; and improving our process for launching new products to reduce the cost and time of transitioning to high-volume manufacturing.

For our Battery & Energy Products segment, the cost of products sold increased $5,337 or 5.7%, from the year ended December 31, 2022. Battery & Energy Products’ gross profit for 2023 was $30,775 or 23.7% of revenues, an increase of $4,621 or 17.7% from gross profit of $26,154, or 21.8% of revenues, for 2022. Battery & Energy Products’ gross margin increased for the year ended December 31, 2023 by 190 basis points from the prior year to 23.7% primarily due to improved price realization as well as our concerted effort to level-load production more evenly resulting in labor utilization efficiencies and higher cost absorption.

For our Communications Systems segment, the cost of products sold increased by $11,667 or 135.7% from the year ended December 31, 2022. Communications Systems’ gross profit for the year ended December 31, 2023 was $8,425 or 29.4% of revenues, an increase of $5,179 or 159.6% from gross profit of $3,246 or 27.4% of revenues for the year ended December 31, 2022. The 200 basis points increase in gross margin during 2022 to 29.4% is primarily due to higher factory throughput resulting in higher cost absorption.

Operating Expenses. Total operating expenses for the year ended December 31, 2023 increased $454 or 1.6% from the year ended December 31, 2022. The increase in operating expense is primarily attributable to increased new product development investments, the recording of the $100 deductible on our cybersecurity insurance policy for expenses associated with the January 2023 cyberattack and higher variable compensation, including officer and executive team bonuses and salesforce commissions, and insurance costs. Both periods reflected our continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues was 18.7% for the year ended December 31, 2023 compared to 22.2% for the comparable 2022 period. Amortization expense associated with intangible assets related to our acquisitions decreased to $889 for the year-ended December 31, 2023 ($792 in selling, general and administrative expenses and $97 in research and development costs) from $1,282 for the year ended December 31, 2022 ($1,185 in selling, general and administrative expenses and $97 in research and development costs) as a result of the amortization periods of certain intangible assets associated with our acquisition of Excell in December 2021. Research and development costs were $7,531 in 2023, an increase of $450 or 6.4%, from $7,081 reported in 2022. This increase is largely attributable to investments in new product development. Selling, general, and administrative expenses increased $4 to $22,194 for the year ended December 31, 2023 from $22,190 for the year ended December 31, 2022. We continued tight control over discretionary spending across the Company.

Other Expense. Other expense totaled $358 for the year ended December 31, 2023 compared to $575 for the year ended December 31, 2022. Other expenses for 2023 includes an ERC of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense increased $1,065, or 112.0%, from $951 for 2022 to $2,016 for the comparable period in 2023. The increase is primarily due to the financing of our acquisition of Excell in December 2021, working capital funding resulting from our January 2023 cyberattack and rising interest rates. Excluding the ERC gain in the 2023 period, miscellaneous income amounted to $114 for the 2023 period compared to $376 for the 2022 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Tax (Benefit) Provision. The income tax provision for 2023 was $1,951, compared to an income tax benefit of $326 for 2022. Our effective tax rate decreased to 21.4% for the 2023 period as compared to 73.1% for the 2022 period, primarily attributable to the year over year increase in income before income taxes. The income tax provision for 2023 is comprised of a $650 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 7.1%, and a $1,301 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2022 period, the income tax benefit was comprised of a $636 current tax provision and a $962 deferred tax benefit primarily for U.S. net operating losses and temporary tax differences expected to offset future U.S. taxable income.

Net income attributable to Ultralife Corporation was $7,197 for 2023, as compared to a net loss of $119 for 2022. Net income attributable to Ultralife Corporation common stockholders per diluted share was $0.44 for 2023 and a net loss of $0.01 for 2022.  Adjusted EPS was $0.52 per share on a diluted basis for 2023, compared to a $0.07 loss per share for 2022.  Adjusted EPS for 2023 excludes the provision for deferred income taxes of $1,301 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2022 excludes the benefit for deferred income taxes of $962 which represents a non-cash benefit primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted EPS” on page 36 for a reconciliation of adjusted EPS to EPS.

Weighted average common shares outstanding used to compute diluted earnings per share increased from 16,125,239 for the 2022 period to 16,226,407 for the 2023 period, primarily due to the issuance of common stock upon the exercise of stock options and the vesting of restricted stock in 2023.

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

	Year ended December 31,
	2023	2022
Net income (loss) attributable to Ultralife Corporation	$7,197	$(119)
Adjustments:
Interest expense, net	2,016	951
Income tax provision (benefit)	1,951	(326)
Depreciation expense	3,022	3,177
Amortization of intangible assets	889	1,282
Stock-based compensation expense	528	776
Cyber insurance policy deductible	100	-
Non-cash purchase accounting adjustments	-	55
Severance to former President & CEO	-	779
Adjusted EBIDTA	$15,703	$6,575

Adjusted Earnings Per Share

In evaluating our business, we consider and use adjusted earnings per share (“EPS”), a non-GAAP financial measure, as a supplemental measure of our business performance. We define adjusted EPS as net income (loss) attributable to Ultralife Corporation excluding the provision (benefit) for deferred income taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be predominantly offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EPS to EPS and net income attributable to Ultralife Corporation.

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	December 31, 2023			December 31, 2022
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income (loss) attributable to Ultralife Corporation	$2,873	$.18	$.17	$(224)	$(.01)	$(.01)
Deferred tax provision (benefit)	56	-	.01	(279)	(.02)	(.02)
Adjusted net income (loss)	$2,929	$.18	$.18	$(503)	$(.03)	$(.03)

Weighted average shares outstanding		16,338	16,479		16,135	16,135

	Year ended
	December 31, 2023			December 31, 2022
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income (loss) attributable to Ultralife Corporation	$7,197	$.44	$.44	$(119)	$(.01)	$(.01)
Deferred tax provision (benefit)	1,301	.08	.08	(962)	(.06)	(.06)
Adjusted net income (loss)	$8,498	$.52	$.52	$(1,081)	$(.07)	$(.07)

Weighted average shares outstanding		16,214	16,226		16,125	16,125

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2023, cash totaled $10,278 (including restricted cash of $82), an increase of $4,565 from the $5,713 as of December 31, 2022, primarily attributable to our profitable operations in 2023.

During the year ended December 31, 2023, cash generated from operations was $1,929, as compared to $1,263 used in operations for the year ended December 31, 2022.  For the 2023 period, cash provided by our operations was comprised of net income of $7,166 plus non-cash items totaling $5,804 for depreciation, amortization, stock-based compensation, and deferred taxes, partially offset by $11,041 attributable to increased working capital. The increase in working capital was driven by $3,890 attributable to increased accounts receivable reflecting the 23.4% year-over year increase in fourth quarter sales, $3,098 attributable to increased prepaid expenses and other current assets including a $1,544 receivable resulting from our ERC under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023, $943 attributable to increased inventory to secure key components for timely shipments in 2024, and $3,110 attributable to decreased accounts payable and other liabilities reflective of the Company’s improved cash flow in 2023.

Cash used in investing activities for the year ended December 31, 2023 was $2,552 for capital expenditures, reflecting investments in equipment for new products transitioning to high-volume manufacturing, as compared to $1,679 capital spending for the year ended December 31, 2022.

Cash provided by financing activities for the year ended December 31, 2023 was $5,490, largely attributable to draws on our credit facility driven by advance purchases of certain critical raw materials, partially offset by principle payments on our term loan during the period, plus cash proceeds of $1,248 on stock option exercises under our stock-based compensation plans.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to taxable income. As of December 31, 2023, none of our U.S. net operating loss carryforwards have expired. See Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Going forward, we expect positive operating cash flow and the availability under our credit facilities will be sufficient to meet our obligations for both financing and investing.

Commitments

As of December 31, 2023, the Company had $6,167 outstanding principal on the Term Loan Facility, of which $2,000 is due to be paid in 2024, and $19,580 outstanding principal on the Revolving Credit Facility. The Company is in full compliance with its debt covenants under the Credit Facilities.

As of December 31, 2023, we had made commitments to purchase approximately $890 of production machinery and equipment.

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

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, included in Item 8 of this Form 10-K, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires the application of accounting policies and the use of estimates. The accounting policies most important to the preparation of the consolidated financial statements and estimates that require management’s most difficult, subjective or complex judgments are described below.

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

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2023. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. The estimated fair value of each reporting unit was determined using a discounted cash flow model. The estimated fair value of each indefinite-lived intangible asset was determined using other income-based valuation models. Significant estimates and assumptions were used to estimate fair value, including our internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. Other key assumptions used to value the trademarks and customer relationships included royalty rates and attrition rates, respectively. The significant estimates and assumptions used in these valuations are subject to judgment based on sources utilized and the assessment of risks related to our internal forecasts. Based on the results of our impairment test, and consideration of qualitative factors, no impairments were identified. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in the significant estimates and assumptions used in our impairment assessment.

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

As of December 31, 2023, we concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized based on management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2031 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2043. As of December 31, 2023, our domestic net operating loss carryforwards and general business tax credits were approximately $27,200 and $2,900, respectively.

As of December 31, 2023, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $9,800, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. As of December 31, 2023, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,300 which expire 2028 thru 2033, as we believe that it is more likely than not that they will be fully realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

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

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 44.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultralife Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate for excess, obsolete, and slow-moving inventory reserve

As discussed in Notes 1 and 3 to the financial statements, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company records provisions for excess, obsolete, and slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The excess, obsolete, and slow-moving inventory reserve serves to reduce the Company’s inventory balance through a charge to cost of products sold.

The Company’s reserve for excess, obsolete, and slow-moving inventory is based upon assumptions related to expectations of future demand, product lifecycles, product support, technical obsolescence, regulatory requirements, and economic and market conditions. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions, future inventory adjustments would result in a decrease in gross margin. Due to the magnitude of the inventory and the subjectivity involved in estimating the reserve, we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete, and slow-moving inventory; testing management’s calculation of the reserve for excess, obsolete, and slow-moving inventory by: testing the completeness and accuracy of the source information used, testing the mathematical accuracy of management’s calculations, evaluating the reasonableness and consistency of methodology and assumptions applied by management, and performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements.

Goodwill Impairment Analysis

As discussed in Notes 1 and 3 to the financial statements, the Company performs its goodwill impairment test on an annual basis as of October 1st or whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. For each reporting unit the Company performed a quantitative test, which compares the fair value of the reporting unit to the carrying value of the respective reporting unit. The Company has identified two goodwill reporting units.

Management determines fair value of the respective reporting units using a discounted cash flow model. Significant estimates and judgements used in this model include internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. Future revenue and operating cash flow forecasts, the development of the weighted average cost of capital used to discount the future cash flows, and excess working capital requirements are subject to judgment based on sources utilized and the assessment of risks related to the cash flows. Due to the subjectivity involved with the assumptions used to determine the fair value of the reporting units, we identified the goodwill impairment test as a critical audit matter, which required a high degree of auditor judgment.

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

Rochester, NY

March 21, 2024

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$10,278	$5,713
Trade accounts receivable, net of allowance for expected credit losses of $300 and $303, respectively	31,761	27,779
Inventories, net	42,215	41,192
Prepaid expenses and other current assets	5,949	4,304
Total current assets	90,203	78,988
Property, plant and equipment, net	21,117	21,716
Goodwill	37,571	37,428
Other intangible assets, net	15,107	15,921
Deferred income taxes, net	10,567	12,069
Other noncurrent assets	3,711	2,308
Total assets	$178,276	$168,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,336	$16,074
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	3,115	2,890
Accrued expenses and other current liabilities	7,279	7,949
Total current liabilities	23,730	28,913
Long-term debt, net	23,624	19,310
Deferred income taxes	1,714	1,917
Other noncurrent liabilities	3,781	1,887
Total liabilities	52,849	52,027

Commitments and contingencies (Note 4)

Stockholders' Equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,783,607 shares and 20,570,710 shares, respectively; outstanding – 16,347,493 shares and 16,135,358 shares, respectively	2,078	2,057
Capital in excess of par value	189,160	187,405
Accumulated deficit	(40,754)	(47,951)
Accumulated other comprehensive loss	(3,660)	(3,750)
Treasury stock - at cost; 4,436,114 shares and 4,435,352 shares, respectively	(21,492)	(21,484)
Total Ultralife Corporation equity	125,332	116,277
Non-controlling interest	95	126
Total stockholders’ equity	125,427	116,403

Total liabilities and stockholders' equity	$178,276	$168,430

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2023	2022

Revenues	$158,644	$131,840
Cost of products sold	119,444	102,440
Gross profit	39,200	29,400

Operating expenses:
Research and development	7,531	7,081
Selling, general and administrative	22,194	22,190
Total operating expenses	29,725	29,271

Operating income	9,475	129

Other expense (income):
Interest and financing expense	2,016	951
Miscellaneous income	(1,658)	(376)
Total other expense, net	358	575

Income (loss) before income taxes	9,117	(446)
Income tax provision (benefit)	1,951	(326)

Net income (loss)	7,166	(120)

Net loss attributable to non-controlling interest	(31)	(1)

Income (loss) attributable to Ultralife Corporation	7,197	(119)

Other comprehensive income (loss):
Foreign currency translation adjustments	90	(2,097)

Comprehensive income (loss) attributable to Ultralife Corporation	$7,287	$(2,216)

Net income (loss) per share attributable to Ultralife Corporation common stockholders – Basic	$.44	$(.01)

Net income (loss) per share attributable to Ultralife Corporation common stockholders – Diluted	$.44	$(.01)

Weighted average shares outstanding – Basic	16,214	16,125
Weighted average shares outstanding – Diluted	16,226	16,125

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common stock
	Number of shares	Amount	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Non- controlling interest	Total

Balance – December 31, 2021	20,522,427	$2,052	$186,518	$(1,653)	$(47,832)	$(21,469)	$127	$117,743

Net loss					(119)		(1)	(120)
Stock option exercises	39,119	4	112			(7)		109
Stock-based compensation - stock options			761					761
Stock-based compensation - restricted stock			15					15
Vesting of restricted stock	9,164	1	(1)			(8)		(8)
Foreign currency translation adjustments				(2,097)				(2,097)

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403

Net income					7,197		(31)	7,166
Stock option exercises	210,397	21	1,227			-		1,248
Stock-based compensation -stock options			522					522
Stock-based compensation -restricted stock			6					6
Vesting of restricted stock	2,500	-	-			(8)		(8)
Foreign currency translation adjustments				90				90

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)

	Year ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$7,166	$(120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,022	3,177
Amortization of intangible assets	889	1,282
Amortization of financing fees	64	36
Stock-based compensation	528	776
Deferred income tax expense (benefit)	1,301	(962)
Changes in operating assets and liabilities:
Accounts receivable	(3,890)	(7,881)
Inventories	(943)	(8,747)
Prepaid expenses and other assets	(3,098)	911
Income taxes receivable and payable	(142)	180
Accounts payable and other liabilities	(2,968)	10,085
Net cash provided by (used in) operating activities	1,929	(1,263)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,552)	(1,679)
Net cash used in investing activities	(2,552)	(1,679)

FINANCING ACTIVITIES:
Borrowings on credit facility	7,250	3,350
Payment of credit facilities	(3,000)	(2,833)
Proceeds from exercise of stock options	1,248	116
Payment of debt issuance costs	-	(100)
Tax withholdings on stock-based awards	(8)	(15)
Net cash provided by financing activities	5,490	518

Effect of exchange rate changes on cash	(302)	(276)

INCREASE (DECREASE) IN CASH	4,565	(2,700)

Cash - Beginning of year	5,713	8,413
Cash - End of year	$10,278	$5,713

Supplemental cash flow information:
Construction in process in accounts payable	$347	$339
Income taxes paid	$769	$354
Interest paid	$1,961	$930

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2023 and 2022.

e.	Cash

Our cash balances may at times exceed federally insured limits. We have not experienced any losses in these accounts and believe we are not exposed to any significant risk with respect to cash.

f.	Accounts Receivable and Allowance for Expected Credit Losses

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Payment terms are generally thirty (30) to sixty (60) days. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for expected credit losses. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding for longer than contractual payment terms are considered past due and are reviewed for collectability. We maintain reserves for potential credit losses based upon our historical experience, aging profile and general market conditions. Receivable balances are written off when collection is deemed unlikely.

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

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows (in years):

Buildings	10	–	40
Machinery and Equipment	5	–	10
Furniture and Fixtures	3	–	10
Computer Hardware and Software	2	–	5
Leasehold Improvements	Lesser of useful life or lease term

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

As of December 31, 2023, there was deferred revenue on extended warranty contracts of $1,407, comprised of $287 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $1,120 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

As of December 31, 2023 and 2022, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2023 and 2022.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2023 and 2022, we expended $8,587 and $7,874, respectively, on research and development, including costs of $1,056 and $793, respectively, on customer sponsored research and development activities, which are included in cost of products sold.

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

r.	Concentration Related to Customers and Suppliers

One of our customers, a large global defense primary contractor, comprised 15% and 17% of our total consolidated revenues for 2023 and 2022, respectively. Revenues for this customer represented 18% and 19% of our total Battery & Energy Products segment revenues for 2023 and 2022, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years.

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

The fair value of financial instruments approximated their carrying values at December 31, 2023 and 2022. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2023, there were 111,247 outstanding stock options and 4,029 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 12,661 potential common shares included in the calculation of diluted EPS. There were 1,139,348 outstanding stock options for the year ended December 31, 2023 not included in EPS as the effect would be antidilutive.

For the comparable year ended December 31, 2022, there were no potential common shares included in the calculation of diluted weighted average shares outstanding and diluted EPS, as no outstanding securities were dilutive. There were 1,425,693 outstanding stock options and 2,500 unvested restricted stock awards not included in the calculation of diluted EPS for the year ended December 31, 2022, as the effect would be antidilutive.

u.	Stock-Based Compensation

We have various stock-based employee compensation plans that are described more fully in Note 5. The compensation cost relating to share-based payment transactions is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense for operating leases is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 7 for further disclosure regarding lease accounting.

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

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Debt

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

As of December 31, 2023, the Company had $6,167 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $19,580 outstanding on the Revolving Credit Facility. As of December 31, 2023, total unamortized debt issuance costs of $123, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated senior leverage ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of December 31, 2023.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of December 31, 2023 are as follows:

2024	$2,000
2025	21,580
2026	2,000
2027	167
Thereafter	0
Total	$25,747

Note 3 - Supplemental Balance Sheet Information

a.	Cash and Restricted Cash

The Company had cash and restricted cash totaling $10,278 and $5,713 as of December 31, 2023 and 2022, respectively.

	December 31,
	2023	2022
Cash	$10,196	$5,634
Restricted cash	82	79
Total	$10,278	$5,713

As of December 31, 2023 and December 31, 2022, restricted cash included $82 and $79, respectively, of euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

b.	Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2023	2022
Raw materials	$29,098	$29,200
Work in process	3,187	2,757
Finished products	9,930	9,235
Total	$42,215	$41,192

c.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2023	2022
Land	$1,273	$1,273
Buildings and leasehold improvements	15,998	15,572
Machinery and equipment	57,584	63,981
Furniture and fixtures	2,845	2,845
Computer hardware and software	7,868	7,744
Construction in progress	2,033	1,245
	87,601	92,660
Less: Accumulated depreciation	(66,484)	(70,944)
Total	$21,117	$21,716

Depreciation expense was $3,022 and $3,177 for the years ended December 31, 2023 and 2022, respectively.

d.	Goodwill and Other Intangible Assets

The Company conducted its annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2023. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. Based on the results of our quantitative impairment tests, and consideration of qualitative factors as of our test date and December 31, 2023, no impairment was identified.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2023 and 2022:

	Battery & Energy Products	Communications Systems	Total
Balance – January 1, 2023	$25,935	$11,493	$37,428
Effect of foreign currency translation	143	-	143
Balance – December 31, 2023	$26,078	$11,493	$37,571

The composition of intangible assets was:

	December 31, 2023
	Cost	Accumulated amortization	Net
Customer relationships	$13,092	$6,656	$6,436
Patents and technology	5,606	5,322	284
Trade names	4,647	647	4,000
Trademarks	3,402	-	3,402
Other	1,500	515	985
Total other intangible assets	$28,247	$13,140	$15,107

	December 31, 2022
	Cost	Accumulated amortization	Net
Customer relationships	$12,970	$5,992	$6,978
Patents and technology	5,557	5,171	386
Trade names	4,629	522	4,107
Trademarks	3,404	-	3,404
Other	1,500	454	1,046
Total other intangible assets	$28,060	$12,139	$15,921

The change in the cost value of other intangible assets is attributable to the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2023	2022
Research and development expense	$97	$97
Selling, general and administrative expense	792	1,185
Total	$889	$1,282

Future amortization expense of amortizable intangible assets will be approximately $912, $912, $775, $775 and $774 for the five fiscal years ending December 31, 2024 through 2028, respectively.

Note 4 - Commitments and Contingencies

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

As of December 31, 2023, we have made commitments to purchase approximately $890 of production machinery and equipment.

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

	2023	2022
Accrued warranty obligations – beginning	$323	$133
Accruals for warranties issued	458	287
Settlements made	(234)	(97)
Accrued warranty obligations - ending	$547	$323

Note 5 – Stock-Based Compensation

We recorded non-cash stock compensation expense in each period as follows:

	Year ended December 31,
	2023	2022
Stock options	$522	$761
Restricted stock	6	15
Total	$528	$776

We have various stock-based employee compensation plans, for which compensation cost is recognized in the financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Our stockholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our stockholders have approved the grant of stock options outside of these plans.

In June 2014, our stockholders approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) as the successor plan to the 2004 Long-Term Incentive Plan (“2004 LTIP”) that expired on June 10, 2014. Under the 2014 LTIP, a total of 1,750,000 shares of common stock were made available for grant of awards. In July 2021, our stockholders approved an amendment to the 2014 LTIP to increase the total number shares of our common stock authorized to be issued pursuant to the 2014 LTIP to 2,750,000. Of the total number of shares of common stock available for awards under the 2014 LTIP, no more than 800,000 shares of common stock may be used for awards other than stock options and stock appreciation rights. Grants under the 2014 LTIP may be awarded through June 2, 2024.

Stock options granted under the 2014 LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Stock options vest in equal installments on the first, second and third anniversaries of the grant date and expire on the seventh anniversary of the grant date. As of December 31, 2023, there were 1,250,595 stock options outstanding under the 2014 LTIP. There were no stock options outstanding under the 2004 LTIP.

As of December 31, 2023, there was $844 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.5 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Risk-free interest rate	4.1%	4.2%
Volatility factor	57%	50%
Weighted average expected life (years)	4.9	4.8
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards for the years ended December 31, 2023 and 2022.

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

The following tables summarize data for the stock options issued by us:

Year ended December 31, 2023
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,425,693	$6.72
Options granted	231,650	6.69
Options exercised	(254,393)	5.83
Options forfeited or expired	(152,355)	5.06
Shares under option – December 31	1,250,595	$7.10	3.97	$515
Vested and expected to vest - December 31	1,151,228	$7.17	3.79	$452

Options exercisable – December 31	789,209	$7.56	2.69	$241

Year ended December 31, 2022
	Number of shares	Weighted average exercise price per share
Shares under option – January 1	1,306,824	$6.87
Options granted	289,950	5.42
Options exercised	(59,500)	3.82
Options forfeited or expired	(111,581)	6.56
Shares under option – December 31	1,425,693	$6.72

Options exercisable – December 31	881,804	$7.13

The following table represents additional information about stock options outstanding at December 31, 2023:

			Option outstanding			Options exercisable
Range of exercise prices			Number of outstanding options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$4.07	-	$6.36	338,364	4.79	$5.42	156,099	$5.54
$6.51	-	$6.84	353,733	5.54	6.71	134,583	6.51
$6.97	-	$8.25	334,165	2.89	7.64	290,355	7.74
$8.45	-	$9.96	224,333	1.88	9.44	208,172	9.51

$4.07	-	$9.96	1,250,595	3.97	$7.10	789,209	$7.56

The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $3.48 and $2.55, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2023 and 2022 was $556 and $88, respectively.

Cash received from stock option exercises under our stock-based compensation plans for the years ended December 31, 2023 and 2022 was $1,248 and $116, respectively.

Restricted shares vest in equal annual installments over three years. In November 2023, we granted 4,029 shares of restricted stock awards. As of December 31, 2023, there was $27 of total unrecognized compensation costs related to outstanding restricted shares.

There were 632,593 shares of common stock available for future issuance under equity compensation plans as of December 31, 2023.

Note 6 - Income Taxes

For the years ended December 31, 2023 and 2022, we recognized an income tax provision (benefit) of $1,951 and ($326), respectively.

	Year ended December 31,
	2023	2022
Current:
State	$27	$19
Foreign	623	617
	650	636
Deferred:
Federal	1,466	(661)
Foreign	(165)	(301)
	1,301	(962)
Total income tax (benefit) provision	$1,951	$(326)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,515	$11,460
Research and development	3,536	2,812
Tax credit carryforwards	2,898	2,600
Accrued expenses, reserves and other	2,909	2,419
Intangible assets	1,596	1,521
Total deferred tax assets	19,454	20,812
Valuation allowance for deferred tax assets	(2,441)	(2,416)
Net deferred tax assets	17,013	18,396

Deferred tax liabilities:
Intangible assets	(8,095)	(8,176)
Accrued expenses, reserves and other	(65)	(68)
Total deferred tax liabilities	(8,160)	(8,244)

Net deferred tax assets	$8,853	$10,152

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	December 31,
	2023	2022

Deferred tax assets, net	$10,567	$12,069
Deferred tax liabilities	(1,714)	(1,917)
	$8,853	$10,152

For financial reporting purposes, net income (loss) from continuing operations before income taxes is as follows:

	Year ended December 31,
	2023	2022
United States	$7,294	$(2,771)
Foreign	1,823	2,325
	$9,117	$(446)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year ended December 31,
	2023	2022

Statutory income tax rate	21%	21%
Increase (decrease) in tax provision resulting from:
Equity compensation	0.4	(29.7)
Global intangible low-taxed income	1.4	(73.1)
China R&D deduction	(1.0)	20.6
Income tax credits	(3.3)	81.0
Foreign tax rate change	-	18.3
Foreign tax rates	1.7	11.5
States taxes	0.8	(3.4)
Other	0.4	26.9
Effective income tax rate	21.4%	73.1%

As of December 31, 2023, it was concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized on the basis of management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2031 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2043. As of December 31, 2023, our domestic net operating loss carryforwards and general business tax credits were $27,200 and $2,900, respectively.

As of December 31, 2023, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $9,800, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2023, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,300 which expire 2028 thru 2033, as we believe that it is more likely than not that they will be fully realized.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2023 and 2022.

As of December 31, 2023, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2020 thru 2022 remain subject to IRS examination. Our U.S. tax matters for 2001-2002, 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2013 thru 2022 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2013 thru 2022 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 7 – Operating Leases

The Company has operating leases predominantly for operating facilities. As of December 31, 2023, the remaining lease terms on our operating leases range from approximately one (1) year to nine (9) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Year ended December 31,
	2023	2022
Operating lease cost	$1,016	$894
Variable lease cost	114	95
Total lease cost	$1,130	$989

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,036	$908
Right-of-use assets obtained in exchange for lease liabilities:	$2,192	$476

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2023	2022
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,589	$2,187

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$894	$895
Operating lease liability, net of current portion	Other noncurrent liabilities	2,644	1,307
Total operating lease liability		$3,538	$2,202

Weighted-average remaining lease term (years)		5.3	4.7

Weighted-average discount rate		4.5%	4.5%

Future minimum lease payments as of December 31, 2023 are as follows:

Maturity of Operating Lease Liabilities
2024	$894
2025	698
2026	624
2027	644
2028	648
Thereafter	463
Total lease payments	$3,971
Less: Imputed interest	(433)
Present value of remaining lease payments	$3,538

Note 8 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the years ended December 31, 2023 and 2022, the Company matched 100% on the first 3% and 50% on the next 2% contributed by the employee, or a maximum of 4% of the employee’s income. For 2023 and 2022, we contributed $678 and $600, respectively, to the 401(k) plan.

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

2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$129,953	$28,691	$-	$158,644
Segment contribution	30,775	8,425	(29,725)	9,475
Other expense, net			358	358
Income tax provision			1,951	1,951
Non-controlling interest			(31)	(31)
Net loss attributable to Ultralife				$7,197

Total assets	$124,411	$28,873	$24,992	$178,276
Capital expenditures	$2,064	$118	$370	$2,552
Goodwill	$26,078	$11,493	$-	$37,571
Depreciation and amortization of intangible assets	$3,336	$183	$392	$3,911
Stock-based compensation	$336	$74	$118	$528

2022:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$119,995	$11,845	$-	$131,840
Segment contribution	26,154	3,246	(29,271)	129
Other expense, net			575	575
Income tax benefit			(326)	(326)
Non-controlling interest			(1)	(1)
Net loss attributable to Ultralife				$(119)

Total assets	$117,017	$29,424	$21,989	$168,430
Capital expenditures	$1,371	$81	$227	$1,679
Goodwill	$25,935	$11,493	$-	$37,428
Depreciation and amortization of intangible assets	$3,761	$261	$437	$4,459
Stock-based compensation	$396	$82	$298	$776

Long-lived assets (comprised of property, plant and equipment; goodwill; and other intangible assets) held outside the U.S., principally in Canada, United Kingdom and China, were $23,709 and $24,405 as of December 31, 2023 and 2022, respectively.

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Year ended December 31, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$129,953	$100,842	$29,111
Communications Systems	28,691	-	28,691
Total	$158,644	$100,842	$57,802
		64%	36%

Year ended December 31, 2022:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$119,995	$93,045	$26,950
Communications Systems	11,845	-	11,845
Total	$131,840	$93,045	$38,795
		71%	29%

U.S. and Non-U.S. Revenue Information1:

Year ended December 31, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$129,953	$64,120	$65,833
Communications Systems	28,691	17,276	11,415
Total	$158,644	$81,396	$77,248
		51%	49%

Year ended December 31, 2022:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$119,995	$58,820	$61,175
Communications Systems	11,845	9,094	2,751
Total	$131,840	$67,914	$63,926
		52%	48%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2024 Annual Meeting of Stockholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,250,595	$7.10	632,593
Equity compensation plans not approved by security holders	-	-	-
Total	1,250,595	$7.10	632,593

See Note 5 in the notes to consolidated financial statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Corporate Governance – General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2013
21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick CPAs, P.C.	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
97.1	Ultralife Corporation Policy for the Recovery of Erroneously Awarded Compensation	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2023 and December 31, 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and December 31, 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 21, 2024	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2024	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 21, 2024	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 21, 2024	/s/ Janie Goddard
Janie Goddard (Director)

Date: March 21, 2024	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 21, 2024	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 21, 2024	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)