Form 10-Q
period 2024-03-31
ULTRALIFE CORP
filed 2024-04-25
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 22, 2024, the registrant had 16,466,594 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three-Month Periods Ended March 31, 2024 and March 31, 2023	2

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2024 and March 31, 2023	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Periods Ended March 31, 2024 and March 31, 2023	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$10,099	$10,278
Trade accounts receivable, net of allowance for expected credit losses of $300 and $300, respectively	35,278	31,761
Inventories, net	43,821	42,215
Prepaid expenses and other current assets	5,104	5,949
Total current assets	94,302	90,203
Property, plant and equipment, net	20,670	21,117
Goodwill	37,499	37,571
Other intangible assets, net	14,867	15,107
Deferred income taxes, net	9,873	10,567
Other noncurrent assets	3,340	3,711
Total assets	$180,551	$178,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,315	$11,336
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,013	3,115
Accrued expenses and other current liabilities	6,048	7,279
Total current liabilities	23,376	23,730
Long-term debt	23,140	23,624
Deferred income taxes	1,675	1,714
Other noncurrent liabilities	3,415	3,781
Total liabilities	51,606	52,849

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 20,887,446 shares at March 31, 2024 and 20,783,607 shares at December 31, 2023; outstanding – 16,451,332 shares at March 31, 2024 and 16,347,493 shares at December 31, 2023	2,089	2,078
Capital in excess of par value	189,995	189,160
Accumulated deficit	(37,863)	(40,754)
Accumulated other comprehensive loss	(3,892)	(3,660)
Treasury stock - at cost; 4,436,114 shares at March 31, 2024 and 4,436,114 shares at December 31, 2023	(21,492)	(21,492)
Total Ultralife Corporation equity	128,837	125,332
Non-controlling interest	108	95
Total stockholders’ equity	128,945	125,427

Total liabilities and stockholders’ equity	180,551	$178,276

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (In Thousands except per share amounts) (Unaudited)

	Three-month period ended
	March 31, 2024	March 31, 2023

Revenues	$41,927	$31,916
Cost of products sold	30,457	24,480
Gross profit	11,470	7,436

Operating expenses:
Research and development	1,756	2,032
Selling, general and administrative	5,651	5,378
Total operating expenses	7,407	7,410

Operating income	4,063	26

Other (expense) income:
Interest and financing expense	(520)	(424)
Miscellaneous income (expense)	64	(70)
Total other expense	(456)	(494)

Income (loss) before income taxes	3,607	(468)
Income tax provision (benefit)	703	(133)

Net income (loss)	2,904	(335)

Net income attributable to non-controlling interest	(13)	(11)

Net income (loss) attributable to Ultralife Corporation	2,891	(346)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(232)	197

Comprehensive income (loss) attributable to Ultralife Corporation	$2,659	$(149)

Net income (loss) per share attributable to Ultralife common stockholders – basic	$.18	$(.02)

Net income (loss) per share attributable to Ultralife common stockholders – diluted	$.18	$(.02)

Weighted average shares outstanding – basic	16,396	16,135
Potential common shares	122	-
Weighted average shares outstanding - diluted	16,518	16,135

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three-month period ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$2,904	$(335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	740	762
Amortization of intangible assets	228	209
Amortization of financing fees	16	16
Stock-based compensation	161	139
Deferred income taxes	650	(390)
Changes in operating assets and liabilities:
Accounts receivable	(3,562)	3,365
Inventories	(1,699)	(6,026)
Prepaid expenses and other assets	1,102	639
Accounts payable and other liabilities	(621)	256
Net cash used in operating activities	(81)	(1,365)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(372)	(497)
Net cash used in investing activities	(372)	(497)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility	-	2,300
Payments on term loan facility	(500)	(500)
Proceeds from exercise of stock options	685	-
Net cash provided by financing activities	185	1,800

Effect of exchange rate changes on cash	89	(46)

DECREASE IN CASH	(179)	(108)

Cash, Beginning of period	10,278	5,713
Cash, End of period	$10,099	$5,605

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net loss					(346)		11	(335)
Stock option exercises								-
Stock-based compensation – stock options			138					138
Stock-based compensation – restricted stock			1					1
Foreign currency translation adjustments adjustments				197				197
Balance – March 31, 2023	20,570,710	$2,057	$187,544	$(3,553)	$(48,297)	$(21,484)	$137	$116,404

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					2,891		13	2,904
Stock option exercises	103,839	11	674					685
Stock-based compensation – stock options			156					156
Stock-based compensation – restricted stock			5					5
Foreign currency translation adjustments adjustments				(232)				(232)
Balance – March 31, 2024	20,887,446	$2,089	$189,995	$(3,892)	$(37,863)	$(21,492)	$108	$128,945

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2023.

The December 31, 2023 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Recently Adopted Accounting Guidance

None.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

As of March 31, 2024, the Company had $5,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $19,580 outstanding on the Revolving Credit Facility. As of March 31, 2024, total unamortized debt issuance costs of $107, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated senior leverage ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of March 31, 2024.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.

For the three-month period ended March 31, 2024, there were 539,358 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 122,515 potential common shares included in the calculation of diluted EPS. There were 524,502 outstanding stock options for the three-month period ended March 31, 2024 not included in EPS as the effect would be anti-dilutive.

For the comparable three-month period ended March 31, 2023, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 1,420,611 outstanding stock options and 2,500 unvested restricted stock awards not included in the calculation of diluted EPS for the three-month period ended March 31, 2023, as the effect would be antidilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2024 and December 31, 2023. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	March 31,	December 31,
	2024	2023
Cash	$10,099	$10,196
Restricted cash	-	82
Total	$10,099	$10,278

As December 31, 2023, restricted cash of $82 represented euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. During the quarter ended March 31, 2024, the deposits were returned to the Company and no longer restricted. As of March 31, 2024, there was no cash classified as restricted cash. Restricted cash as of December 31, 2023 is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2024	2023
Raw materials	$30,168	$29,098
Work in process	3,593	3,187
Finished goods	10,060	9,930
Total	$43,821	$42,215

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Land	$1,273	$1,273
Buildings and leasehold improvements	16,007	15,998
Machinery and equipment	57,427	57,584
Furniture and fixtures	2,818	2,845
Computer hardware and software	7,770	7,868
Construction in process	1,695	2,033
	86,990	87,601
Less: Accumulated depreciation	(66,320)	(66,484)
Property, plant and equipment, net	$20,670	$21,117

Depreciation expense for property, plant and equipment was $740 and $762 for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2024.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2023	$26,078	$11,493	$37,571
Effect of foreign currency translation	(72)	-	(72)
Balance – March 31, 2024	$26,006	$11,493	$37,499

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,072	$6,796	$6,276
Patents and technology	5,597	5,344	253
Trade names	4,645	673	3,972
Trademarks	3,400	-	3,400
Other	1,500	534	966
Total other intangible assets	$28,214	$13,347	$14,867

	at December 31, 2023
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,092	$6,656	$6,436
Patents and technology	5,606	5,322	284
Trade names	4,647	647	4,000
Trademarks	3,402	-	3,402
Other	1,500	515	985
Total other intangible assets	$28,247	$13,140	$15,107

The change in the cost of total intangible assets from December 31, 2023 to March 31, 2024 is the effect of foreign currency translations.

Amortization expense for intangible assets was $228 and $209 for the three-month periods ended March 31, 2024 and March 31, 2023, respectively. Amortization included in selling, general and administrative expenses was $203 and $185 for the three-month periods ended March 31, 2024 and March 31, 2023, respectively. Amortization included in research and development expenses was $25 and $24 for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2024	2023
Stock options	$156	$138
Restricted stock grants	5	1
Total	$161	$139

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2024, there was $699 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,250,595	$7.10
Granted	3,460	6.84
Exercised	(103,839)	6.60
Forfeited or expired	(86,356)	$8.96
Outstanding at March 31, 2024	1,063,860	$7.00	4.22	$2,258
Vested and expected to vest at March 31, 2024	964,552	$7.07	4.06	$1,987
Exercisable at March 31, 2024	604,537	$7.50	2.92	$1,018

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2024 and March 31, 2023 was $685 and $0, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at March 31, 2024 and March 31, 2023, respectively, was $31 and $2.

6.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2024 and March 31, 2023 was 19.5% and 28.4%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results.

As of December 31, 2023, we have domestic net operating loss (“NOL”) carryforwards of $27,200, which expire 2031 through 2035, and domestic tax credits of $2,900, which expire 2028 through 2043, available to reduce future taxable income. As of March 31, 2024, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2024, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $9,800, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2024, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2024, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2024 and December 31, 2023.

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

The Company has operating leases predominantly for operating facilities. As of March 31, 2024, the remaining lease terms on our operating leases range from approximately less than one (1) year to eight (8) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2024	2023
Operating lease cost	$262	$241
Variable lease cost	28	28
Total lease cost	$290	$269

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265	$226
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,177	$3,589

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$780	$894
Operating lease liability, net of current portion	Other noncurrent liabilities	2,350	2,644
Total operating lease liability		$3,130	$3,538

Weighted-average remaining lease term (years)		5.2	5.3

Weighted-average discount rate		6.3%	4.5%

Future minimum lease payments as of March 31, 2024 are as follows:

Maturity of operating lease liabilities
2024	$620
2025	691
2026	618
2027	639
2028	642
Thereafter	458
Total lease payments	3,668
Less: Imputed interest	(538)
Present value of remaining lease payments	$3,130

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2024, we have made commitments to purchase approximately $330 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2024 and 2023 were as follows:

	Three-month period ended March 31,
	2024	2023
Accrued warranty obligations – beginning	$547	$323
Accruals for warranties issued	141	84
Settlements made	(49)	(21)
Accrued warranty obligations – ending	$639	$386

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet. For the quarter ended March 31, 2024, revenue recognized on extended warranties was $72.

As of March 31, 2024, there was deferred revenue on extended warranty contracts of $1,335, comprised of $287 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $1,048 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

As of December 31, 2023, there was deferred revenue on extended warranty contracts of $1,407, comprised of $287 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $1,120 expected to be recognized as revenue evenly over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

As of March 31, 2024 and December 31, 2023, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended March 31, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$34,989	$6,938	$-	$41,927
Segment contribution	8,986	2,484	(7,407)	4,063
Other expense			(456)	(456)
Tax provision			(703)	(703)
Non-controlling interest			(13)	(13)
Net income attributable to Ultralife Corporation				$2,891

Three-month period ended March 31, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$28,470	$3,446	$-	$31,916
Segment contribution	6,512	924	(7,410)	26
Other expense			(494)	(494)
Tax benefit			133	133
Non-controlling interest			(11)	(11)
Net loss attributable to Ultralife Corporation				$(346)

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$34,989	$24,140	$10,849
Communications Systems	6,938	-	6,938
Total	$41,927	$24,140	$17,787
		58%	42%

Three-month period ended March 31, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$28,470	$22,219	$6,251
Communications Systems	3,446	-	3,446
Total	$31,916	$22,219	$9,697
		70%	30%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$34,989	$19,603	$15,386
Communications Systems	6,938	4,858	2,080
Total	$41,927	$24,461	$17,466
		58%	42%

Three-month period ended March 31, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$28,470	$13,768	$14,702
Communications Systems	3,446	2,877	569
Total	$31,916	$16,645	$15,271
		52%	48%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; our resources being overwhelmed by our growth; the continued impact of COVID-19, or other pandemics that may arise, causing delays in the manufacture and delivery of our mission critical products to end customers;  the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements;  potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our ability to utilize our net operating loss carryforwards; our exposure to foreign currency fluctuations; possible impairments of our goodwill and other intangible assets; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “foresee,” “could,” “likely,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements to reflect new information or risks, future events or other developments.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Form 10-Q, and the consolidated financial statements and notes thereto and risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife®, Ultralife HiRate®, Ultralife Thin Cell®, Ultralife Batteries Inc.®, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICSTM, ACCUPROTM, ENTELLIONTM, SWE Southwest Electronic Energy GroupTM, SWE SEASAFETM, Excell Battery GroupTM and Criterion GaugeTM brands, among others. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 10 in the notes to consolidated financial statements in Item 1 of Part 1 of this Form 10-Q.)

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

Overview

Consolidated revenues of $41,927 for the three-month period ended March 31, 2024, increased by $10,011 or 31.4%, over $31,916 for the three-month period ended March 31, 2023, reflecting both an increase in government/defense sales of 83.4% and commercial sales of 8.6%. During the first quarter of 2023, the Company experienced a cybersecurity ransomware attack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several-week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. Considerable time during the first quarter of 2023 was devoted to data restoration, systems recovery, systems security augmentation, and regulatory reporting of the attack.  Our resulting cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the losses incurred due to the interruption of our business remains in review by our insurance carrier.

Gross profit was $11,470, or 27.4% of revenue, for the three-month period ended March 31, 2024, compared to $7,436, or 23.3% of revenue, for the same quarter a year ago.  The 410-basis point improvement primarily resulted from higher factory volume for both our Battery & Energy Products and Communications Systems businesses, more efficiencies resulting from a concerted effort to level-load production more evenly across the 2024 quarter and improved price realization. Gross profit for the 2023 period was tempered by the inefficiencies associated with the cybersecurity attack, lingering supply chain disruptions and higher material costs across both business segments.

Operating expenses remained essentially flat, decreasing to $7,407 for the three-month period ended March 31, 2024, compared to $7,410 for the three-month period ended March 31, 2023.  Operating expenses for the 2024 period were 17.7% of revenue compared to 23.2% of revenue for the year-earlier period.

Operating income for the three-month period ended March 31, 2024 was $4,063, or 9.7% of revenues, compared to $26, or 0.1% of revenues, for the year-earlier period. The increase in operating income primarily resulted from the 31.4% revenue increase, the 410-basis point improvement in gross margin and the 550-basis point improvement in operating expense to revenues leverage.

Net income (loss) attributable to Ultralife Corporation was $2,891, or $0.18 per share – basic and diluted, for the three-month period ended March 31, 2024, compared to ($346) or ($0.02) per share – basic and diluted, for the three-month period ended March 31, 2023.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $5,243, or 12.5% of revenues, for the first quarter of 2024, compared to $1,155, or 3.6% of revenues, for the first quarter of 2023. See the section “Adjusted EBITDA” beginning on page 19 for a reconciliation of adjusted EBITDA to net income (loss) attributable to Ultralife Corporation.

With the current healthy backlog and new product commercialization, we are prepared to capture additional organic growth opportunities, while we continue to drive gross margin improvements and invest in further new product development.  We are increasingly optimistic that we are positioned to sustain profitable growth, generate incremental cash flow to pay down debt, and invest in strategic capital expenditures and accretive acquisitions.

Results of Operations

Three-Month Periods Ended March 31, 2024 and March 31, 2023

Revenues. Consolidated revenues for the three-month period ended March 31, 2024 were $41,927, an increase of $10,011, or 31.4%, over $31,916 for the three-month period ended March 31, 2023. Overall, government/defense sales increased 83.4% and commercial sales increased 8.6%. During the first quarter of 2023, the Company experienced a cybersecurity ransomware attack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during that quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the attack, all of which were successfully accomplished with no ransom paid.

Battery & Energy Products revenues increased $6,519, or 22.9%, from $28,470 for the three-month period ended March 31, 2023 to $34,989 for the three-month period ended March 31, 2024. The revenue growth was primarily attributable to an increase in government/defense sales of 73.6% reflecting strong demand from our U.S.-based global prime, and an increase in commercial sales of 8.6% reflecting medical and industrial market sales growth of 54.7% and 2.3%, respectively, partially offset by a 13.9% decline in oil & gas market sales.  The year-over -year comparison was also impacted by the 2023 cybersecurity attack.

Communications Systems sales increased $3,492, or 101.3%, from $3,446 for the three-month period ended March 31, 2023 to $6,938 for the three-month period ended March 31, 2024. The increase was primarily attributable to shipments of EL8000 server cases to a large multinational information technology company, integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program, and power systems to a U.S.-based global prime.  The year-over-year comparison was also impacted by the 2023 cybersecurity attack.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $30,457 for the quarter ended March 31, 2024, an increase of $5,977, or 24.4%, from the $24,480 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.7% for the three-month period ended March 31, 2023 to 72.6% for the three-month period ended March 31, 2024. Correspondingly, consolidated gross margin increased from 23.3% for the three-month period ended March 31, 2023, to 27.4% for the three-month period ended March 31, 2024, primarily reflecting higher factory volume for both our Battery & Energy Products and Communications Systems businesses, favorable sales product mix, more efficiencies resulting from a concerted effort to level-load production more evenly across the 2024 quarter and improved price realization. Gross profit for the 2023 period was tempered by the inefficiencies associated with the cybersecurity attack, lingering supply chain disruptions and higher material costs across both business segments.

For our Battery & Energy Products segment, gross profit for the first quarter of 2024 was $8,986, an increase of $2,474 or 38.0% from gross profit of $6,512 for the first quarter of 2023. Battery & Energy Products’ gross margin of 25.7% increased by 280-basis points from the 22.9% gross margin for the year-earlier period, primarily due to higher cost absorption and more efficiencies resulting from a concerted effort to level-load production more evenly across the 2024 quarter, as well as improved price realization. The 2023 period was impacted by inefficiencies resulting from the cybersecurity attack as well as lingering supply chain disruptions, higher material and logistics costs.

For our Communications Systems segment, gross profit for the first quarter of 2024 was $2,484 or 35.8% of revenues, compared to gross profit of $924 or 26.8% of revenues for the first quarter of 2023. The 900-basis point increase in gross margin was primarily due to higher factory volume and favorable sales product mix in the first quarter of 2024, and the impact of the cybersecurity attack on the year-earlier period.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2024 were $7,407, a decrease of $3 from the $7,410 for the three-month period ended March 31, 2023. The decrease is primarily attributable to the timing of new product development costs as well as the impact of recording the $100 deductible on our cyber insurance policy during the 2023 first quarter. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 17.7% of revenue for the quarter ended March 31, 2024 compared to 23.2% of revenue for the quarter ended March 31, 2023.  Amortization expense associated with intangible assets related to our acquisitions was $228 for the first quarter of 2024 ($203 in selling, general and administrative expenses and $25 in research and development costs), compared with $209 for the first quarter of 2023 ($185 in selling, general, and administrative expenses and $24 in research and development costs). Research and development costs were $1,756 for the three-month period ended March 31, 2024, a decrease of $276 or 13.6%, from $2,032 for the three-month period ended March 31, 2023. The decrease is largely attributable to the timing of new product development in both of our businesses as we aggressively pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were $5,651 for the three-month period ended March 31, 2024, an increase of $273 or 5.1% from $5,378 for the first quarter of 2023. The period over period increase was primarily attributable to higher executive variable compensation costs accrued in the first quarter 2024, partially offset by the $100 deductible cost incurred on our cyber insurance policy during the 2023 first quarter.

Other Expense. Other expense totaled $456 for the three-month period ended March 31, 2024 compared to $494 for the three-month period ended March 31, 2023. Interest and financing expense increased $96, or 22.6%, from $424 for the first quarter of 2023 to $520 for the comparable period in 2024. The increase is primarily due to additional draws on our revolver resulting from the 2023 cybersecurity attack and rising interest rates. Miscellaneous (income) expense amounted to ($64) for the first quarter of 2024 compared to $70 for the first quarter of 2023, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended March 31, 2024, Ultralife recognized an income tax provision of $703, comprised of a current provision of $53 expected to be paid on income primarily in foreign jurisdictions and a deferred tax provision of $650 which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a benefit of $133 comprised of a current provision of $257 and deferred benefit of $390 for the three-month period ended March 31, 2023.  Our effective tax rate was 19.5% for the first quarter of 2024 as compared to 28.4% for the first quarter of 2023, primarily attributable to the geographic mix of our operating results.  See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income (Loss) Attributable to Ultralife Corporation. Net income (loss) attributable to Ultralife Corporation was $2,891, or $0.18 per share – basic and diluted, for the three-month period ended March 31, 2024, compared to ($346), or ($0.02) per share – basic and diluted, for the three-month period ended March 31, 2023.  Adjusted EPS was $0.21 per share on a diluted basis for the first quarter of 2024, compared to an adjusted ($0.05) per share for the 2023 period.  Adjusted EPS for 2024 excludes the provision for deferred income taxes of $650 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2023 excludes the benefit for deferred income taxes of $390 which represents a non-cash benefit primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted Earnings Per Share” on page 21 for a reconciliation of adjusted EPS to EPS. Weighted average shares outstanding used to compute diluted earnings per share increased from 16,135,358 for the first quarter of 2023 to 16,518,389 for the first quarter of 2024.  The increase is attributable to the exercise of stock options and the vesting of restricted stock since the first quarter of 2023.  There was no dilutive effect of outstanding stock awards for the first quarter of 2023 due to the net loss recognized for this period.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2024	2023

Net income (loss) attributable to Ultralife Corporation	$2,891	$(346)
Adjustments:
Interest expense	520	424
Income tax provision (benefit)	703	(133)
Depreciation expense	740	762
Amortization of intangible assets	228	209
Stock-based compensation expense	161	139
Cyber insurance deductible	-	100
Adjusted EBITDA	$5,243	$1,155

Adjusted Earnings Per Share

In evaluating our business, we consider and use adjusted earnings per share (“EPS”), a non-GAAP financial measure, as a supplemental measure of our business performance. We define adjusted EPS as net income (loss) attributable to Ultralife Corporation excluding the provision (benefit) for deferred income taxes divided by our weighted average shares outstanding on both a basic and diluted basis. We believe that this information is useful in providing period-to-period comparisons of our results by reflecting the portion of our tax provision that will be predominantly offset by our U.S. net operating loss carryforwards and other tax credits for the foreseeable future. We reconcile adjusted EPS to EPS, the most comparable financial measure under GAAP. Neither current nor potential investors in our securities should rely on adjusted EPS as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EPS to EPS and net income (loss) attributable to Ultralife Corporation.

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	March 31, 2024			March 31, 2023
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income (loss) attributable to Ultralife Corporation	$2,891	$.18	$.18	$(346)	$(.02)	$(.02)
Deferred tax provision (benefit)	650	.04	.03	(390)	(.03)	(.03)
Adjusted net income (loss)	$3,541	$.22	$.21	$(736)	$(.05)	$(.05)

Weighted average shares outstanding		16,396	16,518		16,135	16,135

Liquidity and Capital Resources

As of March 31, 2024, cash totaled $10,099, a decrease of $179 as compared to $10,278 of cash held at December 31, 2023.

During the three-month period ended March 31, 2024, cash used in our operations was $81, as compared to $1,365 cash used for the three-month period ended March 31, 2023.

For the 2024 period, cash used in our operations was attributable to $4,780 used for working capital, driven by $3,562 for accounts receivable due to the timing of shipments and cash collections from our customers, and $1,699 for inventory purchases to secure key components to service our order backlog on a timely basis. The increase in working capital was largely offset by net income of $2,904 plus non-cash items totaling $1,795 for depreciation, amortization, stock-based compensation, and deferred taxes.

Cash used in investing activities for the three months ended March 31, 2024 was $372 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash provided by financing activities for the three months ended March 31, 2024 was $185, driven by cash proceeds of $685 on stock option exercises during the quarter, partially offset by $500 of principle payments on our term loan.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income.  See Note 6 to the consolidated financial statements in Item 1 of Part 1 of this Form 10-Q for additional information.

Going forward, we expect positive operating cash flow and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

To provide flexibility in accessing the capital markets, on March 30, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-254846) (the “Prior Registration Statement”) registering securities in an aggregate amount of $100,000,000. None of the $100,000,000 of registered securities were sold under the Prior Registration Statement (the “Unsold Securities”). Under the rules of the Securities and Exchange Commission (the “SEC”) the Prior Registration Statement was set to expire on April 2, 2024. Therefore, on March 29, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-278360) (the “New Registration Statement”) to replace the Prior Registration Statement. The New Registration Statement includes all $100,000,000 of the Unsold Securities registered on the Prior Registration Statement. During the grace period afforded by Rule 415(a)(5) under the Securities Act of 1933, as amended (the “Securities Act”), we may offer and sell the Unsold Securities under the Prior Registration Statement until the SEC declares the New Registration Statement effective. Pursuant to Rule 415(a)(6) under the Securities Act, the offering of the Unsold Securities under the Prior Registration Statement will be deemed terminated as of the date of effectiveness of the New Registration Statement. Upon the filing of an appropriate prospectus supplement or supplements under either the Prior Registration Statement, or upon its effectiveness the New Registration Statement, we may offer and sell our securities from time to time in one or more offerings, at our discretion. We intend to use the net proceeds resulting from any sales of these securities for general corporate purposes which may include, but are not limited to, potential acquisitions of complementary businesses or technologies, strategic capital expenditures to expand and protect our competitive position, and investments in the development of transformational, competitively differentiated products for attractive growth markets.

Commitments

As of March 31, 2024, the Company had $19,580 outstanding borrowings on the Revolving Credit Facility and $5,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of March 31, 2024.

As of March 31, 2024, we had made commitments to purchase approximately $330 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2023 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first quarter of 2024, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: April 25, 2024	By: /s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2024	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)