Form 10-K/A
period 2023-12-31
ULTRALIFE CORP
filed 2024-04-26
CIK 875657

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2023 as originally filed with the Securities and Exchange Commission (the "SEC") on March 21, 2024 (the “Original Form 10-K”), is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Original Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about May 28, 2024 as we are holding our 2024 Annual Stockholders’ Meeting (the “Meeting”) on July 16, 2024.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 and Rule 13a-14(a) under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any financial or other information in or on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC. In addition, this Amendment No. 1 does not change any financial information in the Original Form 10-K or reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “our,” and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information concerning our directors as of April 24, 2023.

Name	Age	Present Principal Occupation, Employment History and Expertise
Michael E. Manna	54
Mr. Manna has served as our President and Chief Executive Officer and as a director of the Company since November 22, 2022. Mr. Manna has almost thirty years’ experience in the battery industry, all with Ultralife Corporation. He joined the Company in 1993 and held numerous leadership positions of increasing responsibility in engineering, operations, product management, research & development and sales. Most recently, Mr. Manna served as President, Battery & Energy Products and continues in his leadership of this business segment. Mr. Manna is a well-recognized expert in rechargeable and primary battery cell design across multiple chemistries in both commercial and government/defense markets. He has been awarded several patents for the Company and was a key member of the team that delivered the first Lithium-Ion Polymer Cell to the market. Mr. Manna has a BS degree in Computer Science from Rochester Institute of Technology. Mr. Manna has been nominated for election to our Board of Directors because of his battery industry expertise and his demonstrated leadership as President and Chief Executive Officer of the Company.

Janie Goddard	53
Ms. Goddard has been a director of the Company since February 21, 2023. Since October 2023, Janie has served as the CEO of ICM Controls Corporation, an advanced manufacturing company. ICM provides electronic controls, components, and sub-systems for industrial applications. Prior to ICM, Ms. Goddard served as a Divisional Chief Executive for the Environmental and Analysis Sector at Halma plc, a global group of technology companies and as a Divisional Chief Executive of Halma’s Medical and Environmental Sector from 2019 - 2023. Prior to Halma, Ms. Goddard served in leadership roles at Novanta, Covidien (acquired by Medtronic), and Johnson & Johnson. Ms. Goddard also serves on the board of directors of Methode Electronics, Inc., a public company (NYSE: MEI) that develops and manufactures custom solutions for automotive and industrial markets. She received a B.S. in Business Administration from Washington University in St. Louis and an M.B.A. from Harvard Business School. Ms. Goddard has been nominated for election to our Board of Directors because of her strong track record of profit and loss leadership within global companies, her background in commercial execution, strategic marketing, product development and in mergers and acquisitions.

Thomas L. Saeli	67
Mr. Saeli has been a director of the Company since March 2010. In March 2024, Mr. Saeli retired from JRB Enterprises / Duro-Last Inc, where since 2011, he had served in the positions of Chief Executive Officer, President and a director.  JRB Enterprises / Duro-Last Inc is a diversified manufacturer of primarily low slope commercial roofing systems and the business was sold to Holcim Inc one year prior to his retirement. From 2009 to 2011, Mr. Saeli was a consultant to international corporate clients on matters involving business development strategies, acquisitions and operations.  He previously served as Chief Executive Officer and a director of Noble International, Ltd., an international automotive supplier. Prior to that, Mr. Saeli was Vice President of Corporate Development for Lear Corporation, an international automotive supplier.  Mr. Saeli has served on boards of various privately held businesses and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business.  Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	67
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

Bradford T. Whitmore	67
Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 37.6% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our named executive officers are appointed annually by our Board of Directors. Our named executive officers for the year ended December 31, 2023 were:

●	Michael E. Manna, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

There were no other individuals who meet the definition of Named Executive Officer.

Mr. Manna’s information is set forth above with the other directors. Certain information with respect to our other named executive officer for fiscal 2023 is presented below.

Name	Age	Present Principal Occupation and Employment History
Philip A. Fain	69
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

Our Board of Directors has determined that, except for Michael E. Manna, our President and Chief Executive Officer, all directors are “independent” for purposes of listing standards of The NASDAQ Global Market (“NASDAQ”) applicable to the Corporate Development and Governance Committee and the Compensation and Management Committee. In addition, our Board of Directors has determined that, except for Michael E. Manna and Bradford T. Whitmore, our Board Chair, all directors are “independent” for purposes of NASDAQ listing standards applicable to the Audit and Finance Committee. We believe that the segregation of the roles of Board Chair from that of the President and Chief Executive Officer ensures better overall governance of our Company and provides meaningful checks and balances regarding our overall performance. This structure allows our President and Chief Executive Officer to focus on our business while the Board Chair leads our Board of Directors in establishing corporate policy and enhancing our governance structure and practices. We believe this structure is appropriate for a company with our varied product portfolio addressing both commercial and defense markets.

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2023, our Board of Directors held four meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2023, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: 1) the total number of meetings of the Board; and 2) the total number of meetings held by all committees of the Board on which he or she served.

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

Our Board of Directors has determined that all directors who serve on these committees are “independent” for purposes of the listing standards of NASDAQ, and that the members of the Audit and Finance Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Our Board of Directors based these determinations primarily on a review of the responses of the directors to questions regarding employment, compensation history, affiliations and family and other relationships, and on follow-up discussions with directors.

Our Board of Directors, consisting of five members, has one director who identifies as “Female” and “African American or Black” in accordance with NASDAQ’s listing standards.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors appoints members of the committees and designates chairs of those committees from among those individuals elected at our annual meetings of stockholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Janie Goddard and Robert W. Shaw II. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the Audit and Finance Committee reviews the qualifications and independence of the independent registered public accounting firm. The Audit and Finance Committee meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The Audit and Finance Committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met four times during 2023.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ's listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Janie Goddard (Chair), Thomas L. Saeli and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes annual recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met five times during 2023.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Janie Goddard and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers appointed by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. The Ultralife Corporation 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. In addition, if approved by the Company’s stockholders, the proposed Ultralife Corporation Long-Term Incentive Plan (the “New LTIP”) will be administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2023.

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

Annual Meeting Attendance

Our policy is that all our directors, absent special circumstances, should participate in our Annual Meetings of Stockholders, either in person or telephonically. All directors participated in last year’s Annual Meeting of Stockholders.

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2023. In addition, our standing committees meet in executive session on a regular basis.

Communicating with the Board of Directors

Stockholders interested in communicating directly with our Board of Directors as a group or individually must request the opportunity to do so in writing to our Corporate Secretary, Attn. Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. The Corporate Secretary will review all such correspondence and forward to our Board of Directors a summary of that correspondence and copies of any correspondence that, in his opinion, deals with the functions of the Board of Directors or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the Board of Directors and request copies of any such correspondence. Any concerns relating to accounting, internal controls or auditing matters will be brought to the attention of the Audit and Finance Committee and handled in accordance with the procedures established by the Audit and Finance Committee with respect to such matters.

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

Code of Ethics

We have a Code of Ethics applicable to all employees, including our named executive officers and all members of our Board of Directors. Our Code of Ethics includes the elements of a code of ethics specified in Item 406 of Regulation S-K and also complies with NASDAQ’s requirements for a code of conduct. Stockholders can find a link to this Code of Ethics on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.”

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

ITEM 11.         EXECUTIVE COMPENSATION

Director Compensation

Our Corporate Development and Governance Committee presently uses cash compensation to attract and retain qualified candidates to serve on our Board of Directors. Our practice is to survey our peer group companies, generally consisting of like-sized micro-cap companies and/or public companies in our industry, periodically to ascertain whether our overall director compensation is appropriate and balanced. If we perceive that there has been a major change in our Company or the market, we may survey more frequently as directed by the Corporate Development and Governance Committee. In setting director compensation, our Corporate Development and Governance Committee considers the amount of time that directors spend fulfilling their duties to us, the skill-level required by members of our Board of Directors, and based on publicly available data, the compensation paid to directors in similar-sized organizations in our industry. Our program is designed to deliver annual director compensation at the median levels of director compensation for companies in similar industries and of similar size. Our annual director compensation period runs from July 1 to June 30.

Annual Retainers

Each non-employee director will receive an annual cash retainer of $70,040, except for the Board Chair, who will receive an annual cash retainer of $103,000, for the period July 1, 2023 through June 30, 2024, the same as the amounts paid to our non-employee directors for the period July 1, 2022 through June 30, 2023. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2023 to June 30, 2024 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$6,950	$17,250
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for Board committee service for the period July 1, 2022 to June 30, 2023 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$5,410	$13,650
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2023, we paid our non-employee directors an aggregate $435,427.

Our non-employee directors have stock ownership guidelines that require them to maintain ownership of at least $40,000 of our common stock. Newly elected directors have two years from their election to the Board to achieve the stock ownership requirement. Currently, all our non-employee directors, except for Ms. Goddard who joined the Board on February 21, 2023 and has two years from that date to achieve the stock ownership requirement, meet the stock ownership guidelines. Refer to the Executive Officer Compensation section contained herein for stock ownership guidelines for our named executive officers.

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2023. Pursuant to our Corporate Governance Principles, it is our policy that directors retire from service at the annual meeting following their 70th birthday. Accordingly, Ranjit C. Singh retired at our 2023 Annual Meeting of Stockholders. Janie Goddard joined our Board on February 21, 2023 and was subsequently elected a director at our 2023 Annual Meeting of Stockholders

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	(1)	(2)	(3)	(4)	(5)	(6)
Janie Goddard	82,792	-	-	-	-	-	82,792
Thomas L. Saeli	100,420	-	-	-	-	-	100,420
Robert W. Shaw II	99,390	-	-	-	-	-	99,390
Ranjit C. Singh	49,825	-	-	-	-	-	49,825
Bradford T. Whitmore	103,000	-	-	-	-	-	103,000
	435,427	-	-	-	-	-	435,427

(1)	Amounts shown represent cash compensation earned during 2023. Amounts may differ from amounts paid in 2023 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2023 or outstanding at December 31, 2023.

(3)	There were no option awards granted to our non-employee directors during 2023 or outstanding at December 31, 2023.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2023.

(5)	No non-qualified deferred compensation earnings were accrued for our non-employee directors for the fiscal year ended December 31, 2023.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2023.

Michael E. Manna, our current President and Chief Executive Officer, was ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our named executive officers.

Executive Officer Compensation

We have determined that Mr. Manna and Mr. Fain were our named executive officers for 2023 and that Mr. Popielec, the Company’s former CEO and President, from January 1, 2022 to November 22, 2022, Mr. Manna commencing November 22, 2022, and Mr. Fain were our named executive officers for 2022.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our named executive officers for their services in all capacities to us during 2023 and 2022:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (1)	Year	(2)	(3)	(4)	(5)	(6)
Michael E. Manna, President and Chief	2023	376,923	278,214	-	106,004	17,902	779,043
Executive Officer (Current)	2022	241,422	31,283	-	32,087	12,561	317,353
Philip A. Fain, Chief Financial Officer,	2023	350,667	215,694	-	65,628	21,463	653,452
Treasurer and Secretary	2022	340,414	36,363	-	51,339	20,150	448,266
Michael D. Popielec, President and Chief	2023	-	-	-	-	-	-
Executive Officer (Former)	2022	534,400	85,631	-	102,678	24,252	746,961

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

(3)
Amounts shown represent short-term incentive plan cash awards earned during the respective years and paid in the subsequent year. Refer to the “Narrative to Summary Compensation Table” for further information.

(4)	There were no stock awards other than stock options granted during fiscal years 2023 and 2022 shown under the column above titled Option Awards.

(5)
Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2023 and December 31, 2022, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(6)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)
Michael E. Manna	2023	12,879	5,023	17,902
	2022	9,656	2,905	12,561
Philip A. Fain	2023	13,200	8,263	21,463
	2022	12,200	7,950	20,150
Michael D. Popielec	2023	-	-	-
	2022	9,206	15,046	24,252

(a)
The “Other Benefits” column of the above table includes premiums paid for group medical and dental coverage and long-term care insurance, reimbursement for tax preparation and certain financial planning expenses.

Narrative to Summary Compensation Table

Compensation Overview

Our executive compensation program is evaluated and approved each year by our Compensation and Management Committee. Annual total compensation for our named executive officers is comprised of the following key components:

●	Base salary;
●	A short-term incentive plan (“STIP”);
●	A long-term incentive plan; and
●	Perquisites and other benefits.

Our executive compensation program is structured to align the interests of our named executive officers with those of our stockholders by rewarding performance that achieves successful execution of our business strategy, grows our business and increases stockholder value. Our executive compensation program is designed to incentivize our named executive officers to achieve strong financial, operational and strategic performance and to provide a link between the compensation earned by our executives and the creation of long-term sustainable value. The Compensation and Management Committee establishes specific annual, long-term and strategic goals and seeks to reward our named executive officers for performance that meets or exceeds those goals. In addition, we expect our named executive officers to work toward achievement of these goals while maintaining the highest ethical standards.

Base Salary

The Corporate Development and Governance Committee evaluates the performance of the President and Chief Executive Officer and presents its evaluation annually to the Compensation and Management Committee for recommendation annually for base salary adjustment, if any, to the Board of Directors for approval. The President and Chief Executive Officer evaluates the performance of Mr. Fain, our Chief Financial Officer, Treasurer and Secretary, and presents his evaluation and recommendation annually for a base salary adjustment, if any, to the Compensation and Management Committee, which, in turn, may recommend acceptance of or adjustment to such base salary recommendation to the Board of Directors. If adjustments to base salaries are recommended and approved, the adjustments are made to be effective for a period ranging from twelve months from the date of the last salary adjustment.

In October 2022, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Popielec ($531,761 to $547,715) and 3.0% for Mr. Fain ($338,713 to $348,875). On November 22, 2022, upon his appointment as President and Chief Executive Officer, the Board of Directors upon recommendation of the Compensation and Management Committee, approved a base salary of $375,000 for Mr. Manna. His salary as President, Battery & Energy Products prior to his appointment as President and Chief Executive Officer had been $253,000. In October 2023, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Manna ($375,000 to $386,249) and 3.0% for Mr. Fain ($348,875 to $359,341). The salary increases were approved by the Compensation and Management Committee based on a number of factors including individual and Company performance.

Short-Term Incentive Plan

Our Compensation and Management Committee establishes a STIP each fiscal year to provide our named executive officers an opportunity to earn an annual cash award in addition to their base salaries. The STIP is designed to place “at risk” a significant portion of the annual total cash compensation of our named executive officers to incentivize them to achieve our short-term financial objectives while making progress toward our longer-term goals. Generally, the STIP target levels are set such that, assuming achievement of pre-established performance metrics, the combined annual base salary and STIP award for our named executive officers will be at or near the 50th percentile for named executive officers at the companies in our peer group.

For 2023, the STIP target bonus levels for Messrs. Manna and Fain were 60% and 50% of their respective base salaries. For Messrs. Manna and Fain, the performance goals to be achieved to be awarded the STIP targeted bonus for 2023 were consolidated operating profit and consolidated revenue goals of $7.7 million and $156.5 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the respective revenue goal. Achievement of less than 75% of the consolidated operating profit and less than 90% of the revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in an 90% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 111% of the consolidated operating profit goal and achievement of over 100% to 111% of the revenue goal would result in an award ranging from 90% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 111% to 125% of the consolidated operating profit goal and over 111% to 125% of the revenue goal would result in an award ranging from 101% to 135% of the target award with respect to the metric for which such performance levels had been achieved. Our named executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2023 financial performance, Messrs. Manna and Fain earned STIP awards for 2023 of $278,214 and $215,694, respectively, which were paid in March 2024.

For 2022, the STIP target bonus levels for Messrs. Popielec, Fain and Manna were 75%, 50% and 50% of their respective base salaries. For Messrs. Popielec and Fain, the performance goals to be achieved to receive the STIP targeted bonus for 2022 were consolidated operating profit and consolidated revenue goals of $7.3 million and $139.2 million, respectively, as measured pursuant to generally accepted accounting principles. For Mr. Manna, the performance goals to be achieved to receive the STIP target bonus were consolidated operating profit and Battery & Energy Products revenue goals of $7.3 million and $118.2 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the respective revenue goal. Achievement of less than 75% of the consolidated operating profit and less than 90% of the revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in an 80% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 112.5% of the consolidated operating profit goal and achievement of over 100% to 112.5% of the revenue goal would result in an award ranging from 81% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 112.5% to 150% of the consolidated operating profit goal and over 112.5% to 125% of the revenue goal would result in an award ranging from 101% to 120% of the target award with respect to the metric for which such performance levels had been achieved. Our named executive officers were eligible for a partial award if one of the two metrics was achieved.

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

Long-Term Incentive Plan

Stock options and other equity awards are used to align the interests of our named executive officers with those of our stockholders by incentivizing our named executive officers to achieve long-term growth and sustainable stockholder value.

Refer to “Outstanding Equity Awards” below for stock options granted during 2023 and 2022. There were no other equity-based awards granted to our named executive officers during 2023 and 2022.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2023 and 2022, the Company matched 100% on the first 3% and 50% on the next 2% of an employee’s eligible contributions.

Perquisites and Other Personal Benefits

We provide our named executive officers with certain perquisites and other personal benefits which are consistent with the objectives of our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation and Management Committee periodically reviews the levels of such perquisites and other personal benefits to ensure they remain at appropriate levels. The aggregate incremental costs of the perquisites and other personal benefits provided to our named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table above with components detailed in an accompanying note.

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2023 for our named executive officers.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price ($)	Date
Michael E. Manna	8,500	-	-	9.8514	4/18/2025
	10,000	-	-	8.2523	7/23/2026
	10,000	-	-	8.4476	9/6/2026
	11,000	-	-	6.5062	4/22/2027
	8,334	4,166(1)	-	6.9694	10/20/2028
	4,167	8,333(2)	-	5.4533	10/19/2029
	-	12,500(3)		4.0737	2/21/2030
	-	23,000(4)		6.8354	12/7/2030
Philip A. Fain	20,000	-	-	5.7075	4/19/2024
	20,000	-	-	9.8514	4/18/2025
	25,000	-	-	8.2523	7/23/2026
	20,000	-	-	6.5062	4/22/2027
	13,334	6,666(5)	-	6.9694	10/20/2028
	6,667	13,333(6)	-	5.4533	10/19/2029
	-	18,400(7)		6.8354	12/7/2030

(1)
On October 20, 2021, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on October 20, 2022, 4,167 shares on October 20, 2023 and will vest with respect to 4,166 shares on October 20, 2024.

(2)
On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on October 19, 2023, and will vest with respect to 4,167 shares on October 19, 2024 and 4,166 shares on October 19, 2025.

(3)
On February 21, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on February 21, 2024, and will vest with respect to 4,167 shares on February 21, 2025 and 4,166 shares on February 21, 2026.

(4)
On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 23,000 shares of our common stock. This option will vest with respect to 7,667 shares on December 7, 2024, 7,667 shares on December 7, 2025 and 7,666 shares on December 7, 2026.

(5)
On October 20, 2021, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on October 20, 2022 and 6,667 shares on October 20, 2023, and will vest with respect to 6,666 shares on October 20, 2024.

(6)
On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on October 19, 2023, and will vest with respect to 6,667 shares on October 19, 2024 and 6,666 shares on October 19, 2025.

(7)
On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 18,400 shares of our common stock. This option will vest with respect to 6,134 shares on December 7, 2024, 6,133 shares on December 7, 2025 and 6,133 shares on December 7, 2026.

There were no other equity awards outstanding at December 31, 2023 for our named executive officers.

Option Exercises

The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2023 for our named executive officers.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Philip A. Fain	630 (2)	2,791
Michael E. Manna	315 (3)	1,395
Michael E. Manna	5,059 (4)	35,931

(1)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2014 LTIP.

(2)
Represents shares of the Company’s common stock acquired on May 19, 2023 upon the exercise of options for 20,000 shares of common stock otherwise expiring on June 1, 2023, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(3)
Represents shares of the Company’s common stock acquired on May 19, 2023 upon the exercise of options for 10,000 shares of common stock otherwise expiring on June 1, 2023, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

(4)
Represents shares of the Company’s common stock acquired on December 27, 2023 upon the exercise of options for 20,000 shares of common stock otherwise expiring on January 18, 2024, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised together with the amount of minimum statutory tax withholdings.

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

●
Acceleration of vesting of all outstanding stock options held by Mr. Popielec; provided that the acceleration shall not cover more than eighteen months from January 20, 2023, and all such options shall remain exercisable for one year from January 20, 2023; and

●	Continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of twelve months following January 20, 2023.

The foregoing description of the termination benefits provided by Mr. Popielec’s Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.40 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2011.

There are no employment agreements in place for Mr. Manna or for Mr. Fain. Mr. Manna and Mr. Fain have executed Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

Retirement Benefits and Potential Payments upon Termination, Change in Control or Retirement

The only arrangement that we maintain that provides for retirement benefits is our tax-qualified defined contribution 401(k) plan. The material terms of our tax-qualified defined contribution 401(k) plan are summarized above under the heading “Retirement Benefits.”

All potential payments and benefits payable by us to our named executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the 2014 LTIP. On June 18, 2018, the Compensation and Management Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the 2014 LTIP). On October 18, 2018, the Compensation and Management Committee unanimously approved a modification to the retirement policy whereby a named executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired.

Stock Ownership Guidelines

To better align the interests of our named executive officers and stockholders, the Compensation and Management Committee implemented stock ownership requirements for our named executive officers. The stock ownership requirements for our named executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2023, the Compensation and Management Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the named executive officers. This presumed price was $7.32 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2023, divided by the total shares traded for such two-year period. Each year the Compensation and Management Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Named executive officers have three years from the date of hire or appointment as a named executive officer to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, named executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after-tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Mr. Fain is in compliance with the stock ownership requirement, and Mr. Manna has until November 21, 2024 to meet the share ownership guidelines.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 16,466,594 shares issued and outstanding as of April 22, 2024.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 5215 Old Orchard Road, Suite 620 Skokie, IL 60077	6,201,013	37.7%
Visionary Wealth Advisors (2) 1405 North Green Mount Rd., Suite 500 O’Fallon, IL 62208	1,082,246	6.6%
Dimensional Fund Advisors LP (3) 6300 Bee Cave Road Building One Austin, TX 78746	931,030	5.7%

(1)
Based on information contained in a Form 4 dated December 6, 2023 as filed by Bradford T. Whitmore with the SEC on December 8, 2023, Mr. Whitmore individually and as sole manager and sole voting member of SUNRAY I, LLC, a Delaware limited liability company and as General Partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 6,201,013 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 5,682,397 of such shares, of which 4,452,283 are held in the name in SUNRAY I, LLC, and shared voting and dispositive power (with Grace Brothers, LP) with respect to 518,616 of such shares.

(2)
Based on information contained in a Schedule 13G dated February 14, 2024 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2023, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 9,000 shares of common stock and shared dispositive power as to 1,082,246 shares of common stock.

(3)
Based on information contained in a Schedule 13G dated February 9, 2024 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 29, 2023, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Schedule 13G reported that Dimensional Fund Advisors LP had sole voting power as to 911,335 shares of common stock and sole dispositive power as to 931,030 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 22, 2024 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael E. Manna	74,542 (3)	* (4)
Janie Goddard	1,500	*
Thomas L. Saeli	80,000	*
Robert W. Shaw II	62,750	*
Bradford T. Whitmore	6,201,013 (5)	37.7%
Philip A. Fain	222,810 (6)	1.3% (7)
All Directors and Executive Officers as a group (6 persons)	6,642,615 (8)	40.0% (9)

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

(2)	Except as otherwise indicated, computations are based on 16,466,594 shares outstanding as of April 22, 2024.

(3)
The number of shares deemed to be beneficially owned consists of 18,374 shares of common stock held by Mr. Manna as of April 22, 2024, or less than 1% of common stock outstanding as of that date, and 56,168 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(4)
Computed based on 16,522,762 shares of common stock deemed outstanding, which consists of 16,466,594 shares of common stock outstanding as of April 22, 2024 and 56,168 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(5)	See “Security Ownership of Certain Beneficial Owners” above.

(6)
The number of shares deemed to be beneficially owned consists of 137,809 shares of common stock held by Mr. Fain as of April 22, 2024, or less than 1% of common stock outstanding as of that date, and 85,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(7)
Computed based on 16,551,595 shares of common stock deemed outstanding, which consists of 16,466,594 shares of common stock outstanding as of April 22, 2024 and 85,001 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(8)
The number of shares deemed to be beneficially owned consists of 6,501,446 shares of common stock held by all directors and executive officers as a group as of April 22, 2024, or 39.5% of common stock outstanding as of that date, and 141,169 shares of common stock subject to options that may be exercised within 60 days.

(9)
Computed based on 16,607,763 shares of common stock deemed outstanding, which consists of 16,466,594 shares of common stock outstanding as of April 22, 2024 and 141,169 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2023.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2023 and 2022, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this Amendment No. 1.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2023 and 2022 were:

	2023	2022
Audit Fees	$565,700	$575,057
Audit - Related Fees	13,125	18,500
Tax Fees	-	5,891
Total Fees	$578,825	$599,448

Audit Fees

Audit fees were for professional services rendered for the audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

Audit-related fees were for the annual audits of our 401(k) defined contribution plan.

Tax Fees

Tax fees were attributable to the amalgamation/restructuring of our legal entity structure for Excell Battery Group in 2022.

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

All Other Fees

There were no other services rendered to us by Freed Maxick for 2023 and 2022 and accordingly no other fees were incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

No financial statements or supplemental data are filed with this Amendment No. 1 to our Form 10-K filed for the year ended December 31, 2023 on March 21, 2024 (“2023 Form 10-K”). All such financial statements and supplemental data were previously filed with the 2023 Form 10-K.

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
Exhibit 2.1 of the Form 8-K filed on May 2, 2019
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
Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2023
21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
23.1	Consent of Freed Maxick CPAs, P.C.	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
31.1	Rule 13a-14(a) CEO Certification	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
31.2	Rule 13a-14(a) CEO Certification	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
31.3	Rule 13a-14(a) CEO Certification	Filed herewith
31.4	Rule 13a-14(a) CFO Certification	Filed herewith
32	Section 1350 Certifications	Furnished with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with Form 10-K for the year ended December 31, 2023, filed March 21, 2024
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 26, 2024	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 26, 2024	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 26, 2024	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 26, 2024	/s/ Janie Goddard
Janie Goddard (Director)

Date: April 26, 2024	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 26, 2024	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 26, 2024	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)