Form 10-Q
period 2024-06-30
ULTRALIFE CORP
filed 2024-07-25
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 22, 2024, the registrant had 16,623,347 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2024 and June 30, 2023	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2024 and June 30, 2023	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2024 and June 30, 2023	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 6.	Exhibits	27

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$6,690	$10,278
Trade accounts receivable, net of allowance for expected credit losses of $296 and $300, respectively	31,055	31,761
Inventories, net	41,392	42,215
Prepaid expenses and other current assets	4,650	5,949
Total current assets	83,787	90,203
Property, plant and equipment, net	20,281	21,117
Goodwill	37,510	37,571
Other intangible assets, net	14,646	15,107
Deferred income taxes, net	9,088	10,567
Other noncurrent assets	4,505	3,711
Total assets	$169,817	$178,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,691	$11,336
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,312	3,115
Accrued expenses and other current liabilities	6,570	7,279
Total current liabilities	20,573	23,730
Long-term debt, net	9,978	23,624
Deferred income taxes	1,642	1,714
Other noncurrent liabilities	4,279	3,781
Total liabilities	36,472	52,849

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,059,461 shares at June 30, 2024 and 20,783,607 shares at December 31, 2023; outstanding – 16,623,347 shares at June 30, 2024 and 16,347,493 shares at December 31, 2023	2,106	2,078
Capital in excess of par value	191,388	189,160
Accumulated deficit	(34,894)	(40,754)
Accumulated other comprehensive loss	(3,895)	(3,660)
Treasury stock - at cost; 4,436,114 shares at June 30, 2024 and 4,436,114 shares at December 31, 2023	(21,492)	(21,492)
Total Ultralife Corporation equity	133,213	125,332
Non-controlling interest	132	95
Total stockholders’ equity	133,345	125,427

Total liabilities and stockholders’ equity	$169,817	$178,276

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$42,983	$42,692	$84,910	$74,608
Cost of products sold	31,420	32,104	61,877	56,584
Gross profit	11,563	10,588	23,033	18,024

Operating expenses:
Research and development	1,997	1,778	3,753	3,810
Selling, general and administrative	5,649	5,145	11,300	10,523
Total operating expenses	7,646	6,923	15,053	14,333

Operating income	3,917	3,665	7,980	3,691

Other (expense) income:
Interest and financing expense	(418)	(440)	(938)	(864)
Miscellaneous income	347	1,498	411	1,428
Total other (expense) income	(71)	1,058	(527)	564

Income before income taxes	3,846	4,723	7,453	4,255
Income tax provision	853	1,375	1,556	1,242

Net income	2,993	3,348	5,897	3,013

Net income attributable to non-controlling interest	24	8	37	19

Net income attributable to Ultralife Corporation	2,969	3,340	5,860	2,994

Other comprehensive loss:
Foreign currency translation adjustments	(3)	(293)	(235)	(96)

Comprehensive income attributable to Ultralife Corporation	$2,966	$3,047	$5,625	$2,898

Net income per share attributable to Ultralife common stockholders – basic	$.18	$.21	$.36	$.19

Net income per share attributable to Ultralife common stockholders – diluted	$.18	$.21	$.35	$.19

Weighted average shares outstanding – basic	16,568	16,141	16,482	16,138
Potential common shares	257	3	179	3
Weighted average shares outstanding - diluted	16,825	16,144	16,661	16,141

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six-month period ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net income	$5,897	$3,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,529	1,522
Amortization of intangible assets	455	436
Amortization of financing fees	32	32
Stock-based compensation	320	293
Deferred income taxes	1,394	888
Changes in operating assets and liabilities:
Accounts receivable	654	(803)
Inventories	717	(4,882)
Prepaid expenses and other assets	404	(526)
Accounts payable and other liabilities	(2,558)	413
Net cash provided by operating activities	8,844	386

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(732)	(1,013)
Net cash used in investing activities	(732)	(1,013)

FINANCING ACTIVITIES:
(Payments) borrowings on revolving credit facility	(12,679)	4,300
Payments on term loan facility	(1,000)	(1,000)
Proceeds from exercise of stock options	1,936	62
Net cash (used in) provided by financing activities	(11,743)	3,362

Effect of exchange rate changes on cash	43	(165)

(DECREASE) INCREASE IN CASH	(3,588)	2,570

Cash, Beginning of period	10,278	5,713
Cash, End of period	$6,690	$8,283

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net income					2,994		19	3,013
Stock option exercises	15,335	2	60			-		62
Stock-based compensation – stock options			291					291
Stock-based compensation - restricted stock			2					2
Foreign currency translation adjustments				(96)				(96)
Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					5,860		37	5,897
Stock option exercises	275,854	28	1,908			-		1,936
Stock-based compensation – stock options			308					308
Stock-based compensation -restricted stock			12					12
Foreign currency translation adjustments				(235)				(235)
Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345

Balance – March 31, 2023	20,570,710	$2,057	$187,544	$(3,553)	$(48,297)	$(21,484)	$137	$116,404
Net income					3,340		8	3,348
Stock option exercises	15,335	2	60			-		62
Stock-based compensation – stock options			153					153
Stock-based compensation -restricted stock			1					1
Foreign currency translation adjustments				(293)				(293)
Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675

Balance – March 31, 2024	20,887,446	$2,089	$189,995	$(3,892)	$(37,863)	$(21,492)	$108	$128,945
Net income					2,969		24	2,993
Stock option exercises	172,015	17	1,234			-		1,251
Stock-based compensation – stock options			152					152
Stock-based compensation -restricted stock			7					7
Foreign currency translation adjustments				(3)				(3)
Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345

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

On December 13, 2021, Ultralife, Southwest Electronic Energy Corporation, a Texas corporation and wholly owned subsidiary of Ultralife (“SWE”), CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), Ultralife Excell Holding Corp., a Delaware corporation and wholly owned subsidiary of Ultralife (“UEHC”), Ultralife Canada Holding Corp., a Delaware corporation and wholly owned subsidiary of UEHC (“UCHC”), and Excell Battery Corporation USA, a Texas corporation and wholly owned subsidiary of UEHC (“Excell USA”), as borrowers, entered into the Second Amendment Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement dated May 31, 2017 as amended by the First Amendment Agreement by and among Ultralife, SWE, CLB and KeyBank dated May 1, 2019 (the “Credit Agreement”). On November 28, 2022, Ultralife, SWE, CLB, UEHC, UCHC, Excell USA, and Excell Battery Canada ULC, a British Columbia unlimited liability corporation and wholly owned subsidiary of UCHC (“Excell Canada”), entered into that certain Third Amendment Agreement with KeyBank, to further amend the Credit Agreement to, among other things, facilitate the joinder of Excell Canada as a guarantor under the Credit Agreement and to replace the LIBOR benchmark thereunder with the Secured Overnight Financing Rate or “SOFR” (the “Third Amendment Agreement”). On June 30, 2024, Ultralife, SWE, CLB, UEHC, Excell USA and Excell Canada entered into that certain Fourth Amendment Agreement with KeyBank to extend the period under which loans may be requested by the Company under the Credit Agreement to May 30, 2028, to increase the “Applicable Margin” used in the calculation of the rate at which interest accrues on outstanding indebtedness under the Credit Agreement and to increase the fee payable on the average daily unused availability under the $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”) which is made available to the Company under the Credit Agreement (the “Fourth Amendment Agreement”, and together with the Third Amendment Agreement, the Second Amendment Agreement and the Credit Agreement, the “Amended Credit Agreement”).

The Amended Credit Agreement, among other things, provides for a 5-year, $10,000 senior secured term loan (the “Term Loan Facility”) and extends the term of the Revolving Credit Facility through May 30, 2028. Up to six months prior to May 30, 2028, the Revolving Credit Facility may be increased to $50,000 with the Bank’s concurrence.

As of June 30, 2024, the Company had $5,167 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $6,902 outstanding on the Revolving Credit Facility. As of June 30, 2024, total unamortized debt issuance costs of $91, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Facilities.

The remaining availability under the Revolving Credit Facility is subject to certain borrowing base limits based on trade receivables and inventories.

The Company is required to repay the borrowings under the Term Loan Facility in equal consecutive monthly payments commencing on February 1, 2022, in arrears, together with applicable interest. All unpaid principal and accrued and unpaid interest with respect to the Term Loan Facility is due and payable in full on January 1, 2027. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on May 30, 2028. The Company may voluntarily prepay principal amounts outstanding at any time subject to certain restrictions.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated senior leverage ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of June 30, 2024.

Borrowings under the Amended Credit Facilities are secured by substantially all the assets of the Company and its subsidiaries.

Under the Amended Credit Agreement, interest accrues on outstanding indebtedness under the Amended Credit Facilities at the Daily Simple SOFR Rate, plus an index spread adjustment of 0.10%, plus the applicable margin. Upon the effectiveness of the Fourth Amendment Agreement, the applicable margin ranges from 210 to 240 basis points and is determined based on the Company’s senior leverage ratio.

In addition, the Company must pay a fee of 0.20% to 0.30% based on the average daily unused availability under the Revolving Credit Facility.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of June 30, 2024 are as follows:

2024	$1,000
2025	2,000
2026	2,000
2027	167
2028	6,902
Total	$12,069

3.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.

For the three-month period ended June 30, 2024, there were 873,898 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 257,068 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended June 30, 2023, 4,166 outstanding stock options and 2,500 unvested restricted stock awards were included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 2,334 potential common shares included in the calculation of diluted EPS. For the three-month period ended June 30, 2023, there were 1,289,862 outstanding stock options not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the six-month period ended June 30, 2024, there were 795,898 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 179,112 potential common shares included in the calculation of diluted EPS. For the comparable six-month period ended June 30, 2023, there were no outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 2,157 potential common shares included in the calculation of diluted EPS. There were 78,000 and 1,294,028 outstanding stock options for the six-month periods ended June 30, 2024 and 2023, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2024 and December 31, 2023. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	June 30,	December 31,
	2024	2023
Cash	$6,690	$10,196
Restricted cash	-	82
Total	$6,690	$10,278

As December 31, 2023, restricted cash of $82 represented euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. During the period ended June 30, 2024, the deposits were returned to the Company and no longer restricted. As of June 30, 2024, there was no cash classified as restricted cash. Restricted cash as of December 31, 2023 is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2024	2023
Raw materials	$29,848	$29,098
Work in process	3,185	3,187
Finished goods	8,359	9,930
Total	$41,392	$42,215

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Land	$1,273	$1,273
Buildings and leasehold improvements	16,064	15,998
Machinery and equipment	57,494	57,584
Furniture and fixtures	2,809	2,845
Computer hardware and software	7,816	7,868
Construction in process	1,846	2,033
	87,302	87,601
Less: Accumulated depreciation	(67,021)	(66,484)
Property, plant and equipment, net	$20,281	$21,117

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Depreciation expense	$789	$760	$1,529	$1,522

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2024.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2023	$26,078	$11,493	$37,571
Effect of foreign currency translation	(61)	-	(61)
Balance – June 30, 2024	$26,017	$11,493	$37,510

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,087	$6,956	$6,131
Patents and technology	5,603	5,378	225
Trade names	4,647	703	3,944
Trademarks	3,399	-	3,399
Other	1,500	553	947
Total other intangible assets	$28,236	$13,590	$14,646

	at December 31, 2023
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,092	$6,656	$6,436
Patents and technology	5,606	5,322	284
Trade names	4,647	647	4,000
Trademarks	3,402	-	3,402
Other	1,500	515	985
Total other intangible assets	$28,247	$13,140	$15,107

The change in the cost of total intangible assets from December 31, 2023 to June 30, 2024 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Amortization included in:
Selling, general and administrative	$202	$203	$405	$388
Research and development	25	24	50	48
Total amortization expense	$227	$227	$455	$436

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Stock options	$152	$153	$308	$291
Restricted stock	7	1	12	2
Total	$159	$154	$320	$293

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2024, there was $545 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,250,595	$7.10
Granted	3,460	6.84
Exercised	(288,675)	7.10
Forfeited or expired	(91,482)	$8.79
Outstanding at June 30, 2024	873,898	$6.92	4.34	$3,231
Vested and expected to vest at June 30, 2024	775,281	$7.00	4.18	$2,805
Exercisable at June 30, 2024	417,867	$7.56	2.87	$1,277

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2024 and June 30, 2023 was $1,251 and $62, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2024 and June 30, 2023 was $1,936 and $62, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at June 30, 2024 and June 30, 2023, respectively, was $25 and $1.

6.	INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2024 and June 30, 2023 was 20.9% and 29.2%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments for stock option exercises in the current year.

As of December 31, 2023, we have domestic net operating loss (“NOL”) carryforwards of $27,200, which expire 2031 through 2035, and domestic tax credits of $2,900, which expire 2028 through 2043, available to reduce future taxable income. As of June 30, 2024, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2024, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $9,800, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2024, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2024, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2024 and December 31, 2023.

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

The Company has operating leases predominantly for operating facilities. As of June 30, 2024, the remaining lease terms on our operating leases range from approximately less than one (1) year to seven (7) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$268	$239	$530	$480
Variable lease cost	24	29	52	57
Total lease cost	$292	$268	$582	$537

Supplemental cash flow information related to leases was as follows:

	Six-month period ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$568	$494
Right-of-use assets obtained in exchange for lease liabilities:	$1,391	$310

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$4,325	$3,589

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,017	$894
Operating lease liability, net of current portion	Other noncurrent liabilities	3,285	2,644
Total operating lease liability		$4,302	$3,538

Weighted-average remaining lease term (years)		5.1	5.3

Weighted-average discount rate		6.8%	4.5%

Future minimum lease payments as of June 30, 2024 are as follows:

Maturity of operating lease liabilities
2024	$539
2025	1,016
2026	942
2027	969
2028	977
Thereafter	624
Total lease payments	5,067
Less: Imputed interest	(765)
Present value of remaining lease payments	$4,302

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2024, we have made commitments to purchase approximately $779 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2024 and 2023 were as follows:

	Six-month period ended June 30,
	2024	2023
Accrued warranty obligations – beginning	$547	$323
Accruals for warranties issued	389	172
Settlements made	(147)	(62)
Accrued warranty obligations – ending	$789	$433

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet. For the three-month and six-month periods ended June 30, 2024, revenue recognized on extended warranties was $71 and $143, respectively.

As of June 30, 2024, there was deferred revenue on extended warranty contracts of $1,264, comprised of $287 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $977 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of June 30, 2024 and December 31, 2023, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended June 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$36,683	$6,300	$-	$42,983
Segment contribution	9,953	1,610	(7,646)	3,917
Other expense			(71)	(71)
Income tax provision			(853)	(853)
Non-controlling interest			(24)	(24)
Net income attributable to Ultralife				$2,969

Three-month period ended June 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$33,861	$8,831	$-	$42,692
Segment contribution	7,543	3,045	(6,923)	3,665
Other income			1,058	1,058
Income tax provision			(1,375)	(1,375)
Non-controlling interest			(8)	(8)
Net income attributable to Ultralife				$3,340

Six-month period ended June 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$71,672	$13,238	$-	$84,910
Segment contribution	18,939	4,094	(15,053)	7,980
Other expense			(527)	(527)
Income tax provision			(1,556)	(1,556)
Non-controlling interest			(37)	(37)
Net income attributable to Ultralife				$5,860

Six-month period ended June 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$62,331	$12,277	$-	$74,608
Segment contribution	14,055	3,969	(14,333)	3,691
Other income			564	564
Income tax provision			(1,242)	(1,242)
Non-controlling interest			(19)	(19)
Net income attributable to Ultralife				$2,994

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$36,683	$27,664	$9,019
Communications Systems	6,300	-	6,300
Total	$42,983	$27,664	$15,319
		64%	36%

Three-month period ended June 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$33,861	$26,950	$6,911
Communications Systems	8,831	-	8,831
Total	$42,692	$26,950	$15,742
		63%	37%

Six-month period ended June 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$71,672	$51,804	$19,868
Communications Systems	13,238	-	13,238
Total	$84,910	$51,804	$33,106
		61%	39%

Six-month period ended June 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$62,331	$49,169	$13,162
Communications Systems	12,277	-	12,277
Total	$74,608	$49,169	$25,439
		66%	34%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$36,683	$19,412	$17,271
Communications Systems	6,300	3,987	2,313
Total	$42,983	$23,399	$19,584
		54%	46%

Three-month period ended June 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$33,861	$17,394	$16,467
Communications Systems	8,831	3,945	4,886
Total	$42,692	$21,339	$21,353
		50%	50%

Six-month period ended June 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$71,672	$39,015	$32,657
Communications Systems	13,238	8,845	4,393
Total	$84,910	$47,860	$37,050
		56%	44%

Six-month period ended June 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$62,331	$31,162	$31,169
Communications Systems	12,277	6,822	5,455
Total	$74,608	$37,984	$36,624
		51%	49%

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

Overview

Consolidated revenues of $42,983 for the three-month period ended June 30, 2024, increased by $291 or 0.7%, over $42,692 for the three-month period ended June 30, 2023. Sales for our Battery & Energy Products segment increased 8.3% from $33,861 in the second quarter of 2023 to $36,683 for the second quarter of 2024, and sales for our Communications Systems segment decreased 28.6% from $8,831 to $6,300.

Gross profit was $11,563, or 26.9% of revenue, for the three-month period ended June 30, 2024, compared to $10,588, or 24.8% of revenue, for the same quarter a year ago. The 210-basis point improvement primarily resulted from higher factory volume and efficiencies resulting from our concerted effort to level-load production more evenly across the 2024 quarter, as well as improved price realization for our Battery & Energy Products segment, partially offset by a less favorable product sales mix for our Communications Systems business.

Operating expenses increased to $7,646 for the three-month period ended June 30, 2024, compared to $6,923 for the three-month period ended June 30, 2023. The increase of $723 or 10.4% was primarily attributable to investments in new product development, the addition of experienced sales resources and higher executive variable compensation costs accrued in the second quarter of 2024. Operating expenses represented 17.8% of revenues compared to 16.2% of revenues for the year-earlier period.

Operating income for the three-month period ended June 30, 2024 was $3,917, or 9.1% of revenues, compared to $3,665, or 8.6% of revenues, for the year-earlier period. The increase in operating income primarily resulted from the 210-basis point improvement in gross margin.

Other income for the second quarter of 2024 includes a preliminary payment of $235 from our insurance carrier pertaining to the ransomware cyberattack experienced by the Company in the first quarter of 2023. Other income for the second quarter of 2023 includes $1,544 attributable to an Employee Retention Credit (“ERC”) of under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during that period.

Net income attributable to Ultralife Corporation was $2,969 or $0.18 per diluted share on a GAAP basis, compared to net income of $3,340 or 0.21 per diluted share for the second quarter of 2023.  Adjusted EPS was $0.22 on a diluted basis for the second quarter of 2024, compared to $0.29 for the 2023 period.  Adjusted EPS excludes the provision for deferred taxes of $744 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  Recognition of the ERC in the second quarter of 2023 increased GAAP and Adjusted EPS by $0.07 and $0.10, respectively for that period.  See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $5,415, or 12.6% of revenues, for the second quarter of 2024, compared to $6,296 including $1,544 for the ERC, or 14.7% of revenues, for the second quarter of 2023. See the section “Adjusted EBITDA” beginning on page 22 for a reconciliation of adjusted EBITDA to net income (loss) attributable to Ultralife Corporation.

Our main priorities continue to be gross margin increases through focused initiatives on material deflation, lean productivity, and scrap reduction for both businesses, and growing our opportunity funnels and customer wins to continue fueling our growth. We remain optimistic that we are well positioned to sustain profitable growth, generate incremental cash flow to further reduce our debt, and invest in strategic capital expenditures and accretive acquisitions.

Results of Operations

Three-Month Periods Ended June 30, 2024 and June 30, 2023

Revenues. Consolidated revenues for the three-month period ended June 30, 2024 were $42,983, an increase of $291, or 0.7%, over $42,692 for the three-month period ended June 30, 2023. Overall, commercial sales increased 2.6% and government/defense sales decreased 2.7%.

Battery & Energy Products revenues increased $2,822, or 8.3%, from $33,861 for the three-month period ended June 30, 2023 to $36,683 for the three-month period ended June 30, 2024, the highest revenue quarter for the segment in the Company’s history. The revenue growth was primarily attributable to an increase in government/defense sales of 30.5% reflecting strong demand from our U.S.-based global prime, and an increase in commercial sales of 2.6% reflecting medical market sales growth of 20.1%, partially offset by a 10.9% decline in oil & gas market sales.

Communications Systems sales decreased $2,531, or 28.7%, from $8,831 for the three-month period ended June 30, 2023 to $6,300 for the three-month period ended June 30, 2024. The decrease was primarily attributable to shipments in the 2023 period of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program which had been delayed from earlier periods due to supply chain disruptions.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $31,420 for the quarter ended June 30, 2024, a decrease of $684, or 2.1%, from the $32,104 reported for the three-month period ended June 30, 2023. Consolidated cost of products sold as a percentage of total revenue decreased from 75.2% for the three-month period ended June 30, 2023 to 73.1% for the three-month period ended June 30, 2024. Correspondingly, consolidated gross margin increased from 24.8% for the three-month period ended June 30, 2023, to 26.9% for the three-month period ended June 30, 2024, primarily reflecting higher factory volume and efficiencies resulting from our concerted effort to level-load production more evenly across the 2024 quarter, as well as improved price realization for our Battery & Energy Products segment, partially offset by a less favorable product sales mix for our Communications Systems business.

For our Battery & Energy Products segment, gross profit for the second quarter of 2024 was $9,953, an increase of $2,410 or 32.0% from gross profit of $7,543 for the second quarter of 2024. Battery & Energy Products’ gross margin of 27.1% increased by 480-basis points from the 22.3% gross margin for the year-earlier period, primarily due to higher cost absorption and more efficiencies resulting from a concerted effort to level-load production more evenly across the 2024 quarter, as well as improved price realization. The 2023 period was impacted by lingering inefficiencies resulting from the January 2023 cyberattack, disposition of certain non-conforming materials and higher material and logistics costs.

For our Communications Systems segment, gross profit for the second quarter of 2024 was $1,610 or 25.6% of revenues, compared to gross profit of $3,045 or 34.5% of revenues for the second quarter of 2023. The decrease in gross margin was primarily due to a more favorable product sales mix in the year-earlier period.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2024 were $7,646, an increase of $723, or 10.4%, from the $6,923 for the three-month period ended June 30, 2023. The increase was primarily attributable to investments in new product development, the addition of experienced sales resources and higher executive variable compensation costs accrued in the second quarter of 2024.

Overall, operating expenses were 17.8% of revenue for the quarter ended June 30, 2024 compared to 16.2% of revenue for the quarter ended June 30, 2023.  Amortization expense associated with intangible assets related to our acquisitions was $227 for the second quarter of 2024 ($202 in selling, general and administrative expenses and $25 in research and development costs), identical to the $227 for the second quarter of 2023 ($203 in selling, general, and administrative expenses and $24 in research and development costs). Research and development costs were $1,997 for the three-month period ended June 30, 2024, an increase of $219 or 12.3%, from $1,778 for the three-month period ended June 30, 2023. The increase is largely attributable to the timing of new product development in both of our businesses as we aggressively pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were $5,649 for the three-month period ended June 30, 2024, an increase of $504 or 9.8% from $5,145 for the second quarter of 2023. The period over period increase was primarily attributable to higher executive variable compensation costs accrued in the second quarter of 2024 as well as the addition of experienced sales resources.

Other (Expense) Income. Other (expense) income totaled $(71) for the three-month period ended June 30, 2024 compared to $1,058 for the three-month period ended June 30, 2023.  Other income for the second quarter of 2024 includes a preliminary payment of $235 from our insurance carrier pertaining to the ransomware cyberattack experienced by the Company in the first quarter of 2023.  Other income for the second quarter of 2023 includes $1,544 attributable to an Employee Retention Credit (“ERC”) claimed by the Company under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act.  Interest and financing expense decreased $22, or 5.1%, from ($440) for the second quarter of 2023 to ($418) for the comparable period in 2024. The decrease is due to the paydown of debt in the second quarter of 2024. Excluding the $235 gain on insurance proceeds, miscellaneous income was $112 for the second quarter of 2024 and excluding the $1,544 gain for the ERC, miscellaneous income (expense) amounted to ($46) for the second quarter of 2023, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended June 30, 2024, Ultralife recognized an income tax provision of $853, comprised of a current provision of $109 expected to be paid on income primarily in foreign jurisdictions and a deferred tax provision of $744 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a tax provision of $1,375 comprised of a current provision of $97 and deferred expense of $1,278 for the three-month period ended June 30, 2023.  Our effective tax rate was 22.2% for the second quarter of 2024 as compared to 29.1% for the second quarter of 2023, primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments for employee stock option exercises in the current year. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,969 or $0.18 per share – basic and diluted on a GAAP basis for the three-month period ended June 30, 2024 compared to $3,340, or $0.21 per share – basic and diluted for the three-month period ended June 30, 2023.  Adjusted EPS was $0.22 on a diluted basis for the second quarter of 2024, compared to $0.29 for the second quarter of 2023.  Adjusted EPS excludes the provision for deferred taxes of $744 and $1,278 for the 2024 and 2023 periods, respectively, which primarily represent non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  Recognition of the ERC in the second quarter of 2023 increased GAAP and Adjusted EPS by $0.07 and $0.10, respectively for that period.  See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,143,686 for the second quarter of 2023 to 16,825,321 for the second quarter of 2024. The increase is attributable to stock option exercises since the second quarter of 2023 and an increase in the average stock price used to compute diluted shares from $4.52 for the second quarter of 2023 to $10.65 for the second quarter of 2024. Accordingly, dilutive shares of 2,334 were added to basic weighted average shares for the 2023 period compared to 257,068 for the 2024 period.

Six-Month Periods Ended June 30, 2024 and June 30, 2023

Revenues. Consolidated revenues for the six-month period ended June 30, 2024 were $84,910, an increase of $10,302, or 13.8%, over $74,608 for the six-month period ended June 30, 2023. Overall, government/defense sales increased $7,667 or 30.1% and commercial sales increased $2,635 or 5.4%. On January 25, 2023, the Company experienced a ransomware cyberattack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during the quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the cyberattack, all of which were successfully accomplished with no ransom paid. Management continues to work on its cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the business interruption impact.

Battery & Energy Products revenues increased $9,341, or 15.0%, from $62,331 for the six-month period ended June 30, 2023 to $71,672 for the six-month period ended June 30, 2024. The increase was attributable to a $6,706 or 50.9% increase in government/defense sales and a $2,635 or 5.4% increase in commercial sales. The increase in government/defense sales primarily reflects continued strong demand from our largest U.S.-based global prime. The growth in commercial sales was driven by a $5,266 or 33.3% increase in medical sales due to continuing surging demand for our core medical battery products from global medical device OEM’s and a $96 or 0.8% increase in industrial sales, partially offset by a decrease of $2,727 or 12.4% in oil & gas sales due primarily to general economic conditions.

Communications Systems revenues increased $961 or 7.8%, from $12,277 for the six-month period ended June 30, 2023 to $13,238 for the six-month period ended June 30, 2024. This increase was primarily attributable to shipments of EL8000 server cases to a large multinational information technology company, integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program, and power systems to a U.S.-based global prime.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2024 were $15,053, an increase of $720 or 5.0% from the $14,333 for the six-month period ended June 30, 2023. The increase is primarily attributable to commissions on higher sales, greater participation in trade shows and higher executive variable compensation costs accrued in the first half of 2024. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 17.7% for the six-month period ended June 30, 2024 compared to 19.2% for the six-month period ended June 30, 2023.  Amortization expense associated with intangible assets related to our acquisitions was $455 for the first six months of 2023 ($405 in selling, general and administrative expenses and $50 in research and development costs), compared with $436 for the first six months of 2023 ($388 in selling, general, and administrative expenses and $48 in research and development costs). Research and development costs were $3,753 for the six-month period ended June 30, 2024, a decrease of $57 or 1.5%, from $3,810 for the six-months ended June 30, 2023. Selling, general, and administrative expenses increased $777, or 7.4%, from $10,523 for the first six months of 2023 to $11,300 for the first six months of 2024.  The increase primarily resulted from commissions on higher sales, greater participation in trade shows and higher executive variable compensation costs accrued in the first half of 2024.

Other (Expense) Income. Other (expense) income totaled ($527) for the six-month period ended June 30, 2024 compared to $564 for the six-month period ended June 30, 2023. Other income (expense) for the 2024 period includes a preliminary payment of $235 from our insurance carrier pertaining to the cyberattack experienced by the Company in the first quarter of 2023, and other income for the 2023 period includes $1,544 attributable to an ERC claimed by the Company under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act. Interest and financing expense increased $74, or 8.6%, from ($864) for the first six months of 2023 to ($938) for the comparable period in 2024. The increase is primarily due to rising interest rates which was partially offset by reductions of debt primarily during May and June of 2024. Excluding the $235 gain on insurance proceeds in 2024, miscellaneous income (expense) was $176, and excluding the $1,544 ERC gain in the 2023 period, miscellaneous income (expense) amounted to ($116), primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2024 six-month period was $1,556 compared to $1,242 for the 2023 six-month period. Our effective tax rate decreased to 20.9% from 29.2% for the 2023 period, primarily due to the geographic mix of our operating results and the larger impact of discrete adjustments for employee stock option exercises in the current period. The income tax provision for the first six months of 2024 is comprised of a $162 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 2.0%, and a $1,394 deferred tax provision which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  For the comparable 2023 period, the income tax provision was comprised of a $354 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 8.3%, and an $888 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  The period over period change in the cash-based effective tax rate is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $5,860, or $0.36 per share – basic $0.35 per share - diluted on a GAAP basis for the six-month period ended June 30, 2024, compared to $2,994, or $0.19 per share – basic and diluted, for the six-month period ended June 30, 2023. Adjusted EPS was $0.44 on a diluted basis for the 2024 period, compared to $0.24, for the 2023 period. Adjusted EPS excludes the provision for deferred taxes of $1,394 and $888 for the 2024 and 2023 periods, respectively, which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 24 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,140,528 for the first six-months of 2023 to 16,661,175 for the first six-months of 2024. The increase is attributable to stock option exercises since the second quarter of 2023 and an increase in the average stock price used to compute diluted shares from $4.25 for the six-month period ended June 30, 2023 to $9.41 for the six-month period ended June 30, 2024. Accordingly diluted shares of 179,112 were added to basic weighted average shares in 2024 compared to 2,157 in 2023.

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

We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net income attributable to Ultralife Corporation	$2,969	$3,340	$5,860	$2,994
Add:
Interest expense	418	440	938	864
Income tax provision	853	1,375	1,556	1,242
Depreciation expense	789	760	1,529	1,522
Amortization expense	227	227	455	436
Stock-based compensation expense	159	154	320	293
Cybersecurity insurance policy deductible	-	-	-	100
Adjusted EBITDA	$5,415	$6,296	$10,658	$7,451

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	June 30, 2024			June 30, 2023
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$2,969	$.18	$.18	$3,340	$.21	$.21
Deferred tax provision	744	.04	.04	1,278	.08	.08
Adjusted net income	$3,713	$.22	$.22	$4,618	$.29	$.29

Weighted Average Shares Outstanding		16,568	16,825		16,141	16,144

	Six-Month Period Ended
	June 30, 2024			June 30, 2023
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$5,860	$.36	$.35	$2,994	$.19	$.19
Deferred tax provision	1,394	.08	.09	888	.05	.05
Adjusted net income	$7,254	$.44	$.44	$3,882	$.24	$.24

Weighted Average Shares Outstanding		16,482	16,661		16,138	16,141

Liquidity and Capital Resources

As of June 30, 2024, cash totaled $6,690, as compared to $10,278 at December 31, 2023. The decrease reflects a $13,679 reduction in our outstanding debt, largely offset by strong income and cash generation during the period.

For the six-month period ended June 30, 2024, cash generated from operations was $8,844, as compared to $386 generated for the six-month period ended June 30, 2023. For the 2024 period, cash generated from operations was comprised of net income of $5,897 plus non-cash items totaling $3,730 for depreciation, amortization, stock-based compensation, and deferred taxes, partially offset by $783 attributable to working capital.

Cash used in investing activities for the six months ended June 30, 2023 was $732 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the six months ended June 30, 2024 was $11,743, representing a $13,679 reduction in our outstanding debt, partially offset by $1,936 in cash generated from employee stock option exercise proceeds during the period.

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

Commitments

As of June 30, 2024, the Company had $6,902 outstanding borrowings on the Revolving Credit Facility and $5,167 on the Term Loan Facility. The Company was in full compliance with all covenants under the Credit Facilities as of June 30, 2024.

As of June 30, 2024, we had made commitments to purchase approximately $779 of production machinery and equipment.

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

During the first six months of 2024, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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
10.1

Fourth Amendment Agreement, dated June 30, 2024, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, Inc., Ultralife Excell Holding Corp., Ultralife Canada Holding Corp., Excell Battery Corporation USA, Excell Battery Canada ULC and KeyBank National Association

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: July 25, 2024	By:	/s/	Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2024	By:	/s/	Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)