Form 10-Q
period 2024-09-30
ULTRALIFE CORP
filed 2024-11-12
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 16,626,930 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2024 and September 30, 2023	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2024 and September 30, 2023	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2024 and September 30, 2023	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 6.	Exhibits	28

	Signatures	29

PART I.    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$6,774	$10,278
Trade accounts receivable, net of allowance for expected credit losses of $301 and $300, respectively	27,754	31,761
Inventories, net	43,994	42,215
Prepaid expenses and other current assets	7,908	5,949
Total current assets	86,430	90,203
Property, plant and equipment, net	20,245	21,117
Goodwill	37,792	37,571
Other intangible assets, net	14,487	15,107
Deferred income taxes, net	9,125	10,567
Other noncurrent assets	4,361	3,711
Total assets	$172,440	$178,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,681	$11,336
Current portion of long-term debt	2,000	2,000
Accrued compensation and related benefits	2,631	3,115
Accrued expenses and other current liabilities	8,892	7,279
Total current liabilities	26,204	23,730
Long-term debt, net	5,888	23,624
Deferred income taxes	1,626	1,714
Other noncurrent liabilities	4,093	3,781
Total liabilities	37,811	52,849

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,062,627 shares at September 30, 2024 and 20,783,607 shares at December 31, 2023; outstanding – 16,626,513 shares at September 30, 2024 and 16,347,493 shares at December 31, 2023	2,106	2,078
Capital in excess of par value	191,582	189,160
Accumulated deficit	(34,636)	(40,754)
Accumulated other comprehensive loss	(3,084)	(3,660)
Treasury stock - at cost; 4,436,114 shares at September 30, 2024 and 4,436,114 shares at December 31, 2023	(21,492)	(21,492)
Total Ultralife Corporation equity	134,476	125,332
Non-controlling interest	153	95
Total stockholders’ equity	134,629	125,427

Total liabilities and stockholders’ equity	$172,440	$178,276

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands except per share amounts) (Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$35,694	$39,488	$120,604	$114,096
Cost of products sold	27,012	29,714	88,889	86,298
Gross profit	8,682	9,774	31,715	27,798

Operating expenses:
Research and development	2,101	1,869	5,854	5,679
Selling, general and administrative	6,070	5,770	17,370	16,293
Total operating expenses	8,171	7,639	23,224	21,972

Operating income	511	2,135	8,491	5,826

Other (expense) income:
Interest and financing expense	(173)	(586)	(1,111)	(1,450)
Miscellaneous income	15	200	426	1,628
Total other (expense) income	(158)	(386)	(685)	178

Income before income taxes	353	1,749	7,806	6,004
Income tax provision	74	446	1,630	1,688

Net income	279	1,303	6,176	4,316

Net income (loss) attributable to non-controlling interest	21	(27)	58	(8)

Net income attributable to Ultralife Corporation	258	1,330	6,118	4,324

Other comprehensive loss:
Foreign currency translation adjustments	811	(330)	576	(426)

Comprehensive income attributable to Ultralife Corporation	$1,069	$1,000	$6,694	$3,898

Net income per share attributable to Ultralife common stockholders – basic	$.02	$.08	$.37	$.27

Net income per share attributable to Ultralife common stockholders – diluted	$.02	$.08	$.37	$.27

Weighted average shares outstanding – basic	16,625	16,238	16,530	16,172
Potential common shares	249	65	212	2
Weighted average shares outstanding - diluted	16,874	16,303	16,742	16,174

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine-month period ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net income	$6,176	$4,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,294	2,282
Amortization of intangible assets	684	663
Amortization of financing fees	44	48
Stock-based compensation	490	424
Deferred income taxes	1,295	1,245
Changes in operating assets and liabilities:
Accounts receivable	4,122	565
Inventories	(1,553)	(5,626)
Prepaid expenses and other assets	(2,670)	(1,972)
Accounts payable and other liabilities	2,708	(2,448)
Net cash provided by (used in) operating activities	13,590	(503)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,326)	(1,547)
Net cash used in investing activities	(1,326)	(1,547)

FINANCING ACTIVITIES:
(Payments) borrowings on revolving credit facility	(16,212)	6,250
Payments on term loan facility	(1,500)	(1,500)
Debt issuance costs	(68)	-
Proceeds from exercise of stock options	1,960	1,041
Net cash (used in) provided by financing activities	(15,820)	5,791

Effect of exchange rate changes on cash	52	(153)

(DECREASE) INCREASE IN CASH	(3,504)	3,588

Cash, Beginning of period	10,278	5,713
Cash, End of period	$6,774	$9,301

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

(Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403
Net income					4,324		(8)	4,316
Stock option exercises	175,836	18	1,023			-		1,041
Stock-based compensation – stock options			421					421
Stock-based compensation - restricted stock			3					3
Foreign currency translation adjustments				(426)				(426)
Balance – September 30, 2023	20,746,546	$2,075	$188,852	$(4,176)	$(43,627)	$(21,484)	$118	$121,758

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					6,118		58	6,176
Stock option exercises	279,020	28	1,932					1,960
Stock-based compensation – stock options			472					472
Stock-based compensation - restricted stock			18					18
Foreign currency translation adjustments				576				576
Balance – September 30, 2024	21,062,627	$2,106	$191,582	$(3,084)	$(34,636)	$(21,492)	$153	$134,629

Balance – June 30, 2023	20,586,045	$2,059	$187,758	$(3,846)	$(44,957)	$(21,484)	$145	$119,675
Net income					1,330		(27)	1,303
Stock option exercises	160,501	16	963			-		979
Stock-based compensation – stock options			130					130
Stock-based compensation - restricted stock			1					1
Foreign currency translation adjustments				(330)				(330)
Balance – September 30, 2023	20,746,546	$2,075	$188,852	$(4,176)	$(43,627)	$(21,484)	$118	$121,758

Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345
Net income					258		21	279
Stock option exercises	3,166	-	24					24
Stock-based compensation – stock options			164					164
Stock-based compensation - restricted stock			6					6
Foreign currency translation adjustments				811				811
Balance – September 30, 2024	21,062,627	$2,106	$191,582	$(3,084)	$(34,636)	$(21,492)	$153	$134,629

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

Recent Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to expand the disclosure requirements for reportable segments. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption will not have an impact on the Company's results of operations, financial position or cash flows. The Company is currently evaluating the effect that adoption of this standard will have on the Company's disclosures.

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

On December 13, 2021, Ultralife, Southwest Electronic Energy Corporation – an Ultralife Company, a Texas corporation and wholly owned subsidiary of Ultralife (“SWE”), CLB, INC., a Texas corporation and wholly owned subsidiary of SWE (“CLB”), Ultralife Excell Holding Corp., a Delaware corporation and wholly owned subsidiary of Ultralife (“UEHC”), Ultralife Canada Holding Corp., a Delaware corporation and wholly owned subsidiary of UEHC (“UCHC”), and Excell Battery Corporation USA, a Texas corporation and wholly owned subsidiary of UEHC (“Excell USA”), as borrowers, entered into the Second Amendment Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent, to amend the Credit and Security Agreement dated May 31, 2017 as amended by the First Amendment Agreement by and among Ultralife, SWE, CLB and KeyBank dated May 1, 2019 (the “Credit Agreement”). On November 28, 2022, Ultralife, SWE, CLB, UEHC, UCHC, Excell USA, and Excell Battery Canada ULC, a British Columbia unlimited liability corporation and wholly owned subsidiary of UCHC (“Excell Canada”), entered into that certain Third Amendment Agreement with KeyBank, to further amend the Credit Agreement to, among other things, facilitate the joinder of Excell Canada as a guarantor under the Credit Agreement and to replace the LIBOR benchmark thereunder with the Secured Overnight Financing Rate or “SOFR” (the “Third Amendment Agreement”). On June 30, 2024, Ultralife, SWE, CLB, UEHC, Excell USA and Excell Canada entered into that certain Fourth Amendment Agreement with KeyBank to extend the period under which loans may be requested by the Company under the Credit Agreement to May 30, 2028, to increase the “Applicable Margin” used in the calculation of the rate at which interest accrues on outstanding indebtedness under the Credit Agreement and to increase the fee payable on the average daily unused availability under the $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”) which is made available to the Company under the Credit Agreement (the “Fourth Amendment Agreement”, and together with the Third Amendment Agreement, the Second Amendment Agreement and the Credit Agreement, the “Amended Credit Agreement”).

The Amended Credit Agreement, among other things, provides for a 5-year, $10,000 senior secured term loan (the “Term Loan Facility”) and extends the term of the Revolving Credit Facility through May 30, 2028. Up to six months prior to May 30, 2028, the Revolving Credit Facility may be increased to $50,000 with the Bank’s concurrence.

As of September 30, 2024, the Company had $4,667 outstanding principal on the Term Loan Facility, $2,000 of which is included in current portion of long-term debt on the balance sheet, and $3,368 outstanding on the Revolving Credit Facility. As of September 30, 2024, total unamortized debt issuance costs of $147, including placement, renewal and legal fees associated with the Amended Credit Agreement, are classified as a reduction of long-term debt on the balance sheet. Debt issuance costs are amortized to interest expense over the term of the Amended Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated senior leverage ratio, as defined in the Amended Credit Agreement, of equal to or less than 3.5 to 1.0 for the fiscal quarters ending December 31, 2022 and March 31, 2023, and equal to or less than 3.0 to 1.0 for the fiscal quarters ending June 30, 2023 and thereafter. The Company was in full compliance with its covenants under the Amended Credit Agreement as of September 30, 2024.

Borrowings under the Amended Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries.

Interest accrues on outstanding indebtedness under the Amended Credit Agreement at the Daily Simple SOFR Rate, plus an index spread adjustment of 0.10%, plus the applicable margin. Upon the effectiveness of the Fourth Amendment Agreement, the applicable margin ranges from 210 to 240 basis points and is determined based on the Company’s senior leverage ratio.

In addition, the Company must pay a fee of 0.20% to 0.30% based on the average daily unused availability under the Revolving Credit Facility.

Payments must be made by the Company to the extent borrowings exceed the maximum amount then permitted to be drawn under the terms of the Amended Credit Agreement and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

Future minimum principal repayment obligations under the terms of the Amended Credit Agreement as of September 30, 2024 are as follows:

2024	$500
2025	2,000
2026	2,000
2027	167
2028	3,368
Total	$8,035

On October 31, 2024, the Company acquired Electrochem Solutions, Inc., and in connection with such acquisition the Company refinanced its debt obligations under the Amended Credit Agreement by entering into a new Credit and Security Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent (the “New Credit Agreement”). See Note 11 for a description of the debt obligations under the New Credit Agreement.

3.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.

For the three-month period ended September 30, 2024, there were 864,854 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 249,082 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended September 30, 2023, 677,029 outstanding stock options and 2,500 unvested restricted stock awards were included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 65,275 potential common shares included in the calculation of diluted EPS. For the three-month period ended September 30, 2024, all outstanding stock options were included in the calculation of diluted weighted average shares. For the three-month period ended September 30, 2023, there were 411,583 outstanding stock options not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the nine-month period ended September 30, 2024, there were 786,854 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 212,072 potential common shares included in the calculation of diluted EPS. For the comparable nine-month period ended September 30, 2023, there were 22,165 outstanding stock options and 2,500 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 2,441 potential common shares included in the calculation of diluted EPS. There were 78,000 and 1,066,447 outstanding stock options for the nine-month periods ended September 30, 2024 and 2023, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2024 and December 31, 2023. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Cash

The composition of the Company’s cash was as follows:

	September 30,	December 31,
	2024	2023
Cash	$6,774	$10,196
Restricted cash	-	82
Total	$6,774	$10,278

As December 31, 2023, restricted cash of $82 represented euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. During the nine-month period ended September 30, 2024, the deposits were returned to the Company and no longer restricted. As of September 30, 2024, there was no cash classified as restricted cash. Restricted cash as of December 31, 2023 is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2024	2023
Raw materials	$30,694	$29,098
Work in process	3,108	3,187
Finished goods	10,192	9,930
Total	$43,994	$42,215

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Land	$1,273	$1,273
Buildings and leasehold improvements	16,163	15,998
Machinery and equipment	58,399	57,584
Furniture and fixtures	2,843	2,845
Computer hardware and software	7,864	7,868
Construction in process	1,642	2,033
	88,184	87,601
Less: Accumulated depreciation	(67,939)	(66,484)
Property, plant and equipment, net	$20,245	$21,117

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Depreciation expense	$765	$760	$2,294	$2,282

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2024.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2023	$26,078	$11,493	$37,571
Effect of foreign currency translation	221	-	221
Balance – September 30, 2024	$26,299	$11,493	$37,792

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 30, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,219	$7,185	$6,034
Patents and technology	5,657	5,454	203
Trade names	4,667	748	3,919
Trademarks	3,403	-	3,403
Other	1,500	572	928
Total other intangible assets	$28,446	$13,959	$14,487

	at December 31, 2023
		Accumulated
	Cost	Amortization	Net
Customer relationships	$13,092	$6,656	$6,436
Patents and technology	5,606	5,322	284
Trade names	4,647	647	4,000
Trademarks	3,402	-	3,402
Other	1,500	515	985
Total other intangible assets	$28,247	$13,140	$15,107

The change in the cost of total intangible assets from December 31, 2023 to September 30, 2024 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Amortization included in:
Selling, general and administrative	$204	$203	$609	$591
Research and development	25	24	75	72
Total amortization expense	$229	$227	$684	$663

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Stock options	$164	$130	$472	$421
Restricted stock	6	1	18	3
Total	$170	$131	$490	$424

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2024, there was $394 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,250,595	$7.10
Granted	3,460	6.84
Exercised	(291,841)	7.11
Forfeited or expired	(97,360)	$8.61
Outstanding at September 30, 2024	864,854	$6.93	4.08	$1,891
Vested and expected to vest at September 30, 2024	772,369	$7.01	3.93	$1,630
Exercisable at September 30, 2024	433,028	$7.58	2.67	$696

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2024 and September 30, 2023 was $24 and $979, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2024 and September 30, 2023 was $1,960 and $1,041, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at September 30, 2024 and September 30, 2023, respectively, was $19 and $0.

6.	INCOME TAXES

Our effective tax rate for the nine-month periods ended September 30, 2024 and September 30, 2023 was 20.9% and 28.1%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and the larger impact of discrete adjustments for stock option exercises in the current year.

As of December 31, 2023, we have domestic net operating loss (“NOL”) carryforwards of $27,200, which expire 2031 through 2035, and domestic tax credits of $2,900, which expire 2028 through 2043, available to reduce future taxable income. As of September 30, 2024, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2024, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2024, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2024, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2024 and December 31, 2023.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2020 thru 2023 remain subject to IRS examination. Our U.S. tax matters for 2001-2002, 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2014 thru 2023 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2014 thru 2023 remain subject to examination by the respective foreign tax jurisdiction authorities.

7.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of September 30, 2024, the remaining lease terms on our operating leases range from approximately less than one (1) year to seven (7) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$242	$252	$772	$732
Variable lease cost	24	28	76	85
Total lease cost	$266	$280	$848	$817

Supplemental cash flow information related to leases was as follows:

	Nine-month period ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$768	$762
Right-of-use assets obtained in exchange for lease liabilities:	$1,391	$310

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$4,194	$3,589

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,015	$894
Operating lease liability, net of current portion	Other noncurrent liabilities	3,155	2,644
Total operating lease liability		$4,170	$3,538

Weighted-average remaining lease term (years)		4.9	5.3

Weighted-average discount rate		6.8%	4.5%

Future minimum lease payments as of September 30, 2024 are as follows:

Maturity of operating lease liabilities
2024	$272
2025	1,034
2026	958
2027	985
2028	993
Thereafter	634
Total lease payments	4,876
Less: Imputed interest	(706)
Present value of remaining lease payments	$4,170

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2024, we have made commitments to purchase approximately $597 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2024 and 2023 were as follows:

	Nine-month period ended September 30,
	2024	2023
Accrued warranty obligations – beginning	$547	$323
Accruals for warranties issued	911	260
Settlements made	(591)	(98)
Accrued warranty obligations – ending	$867	$485

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet. For the three-month and nine-month periods ended September 30, 2024, revenue recognized on extended warranties was $81 and $224, respectively.

As of September 30, 2024, there was deferred revenue on extended warranty contracts of $1,227, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $929 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of September 30, 2024 and December 31, 2023, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Three-month period ended September 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$32,529	$3,165	$-	$35,694
Segment contribution	8,047	635	(8,171)	511
Other expense			(158)	(158)
Income tax provision			(74)	(74)
Non-controlling interest			(21)	(21)
Net income attributable to Ultralife				$258

Three-month period ended September 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$31,919	$7,569	$-	$39,488
Segment contribution	7,728	2,046	(7,639)	2,135
Other expense			(386)	(386)
Income tax provision			(446)	(446)
Non-controlling interest			27	27
Net income attributable to Ultralife				$1,330

Nine-month period ended September 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	104,201	$16,403	$-	$120,604
Segment contribution	26,986	4,729	(23,224)	8,491
Other expense			(685)	(685)
Income tax provision			(1,630)	(1,630)
Non-controlling interest			(58)	(58)
Net income attributable to Ultralife				$6,118

Nine-month period ended September 30, 2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$94,250	$19,846	$-	$114,096
Segment contribution	21,783	6,015	(21,972)	5,826
Other income			178	178
Income tax provision			(1,688)	(1,688)
Non-controlling interest			8	8
Net income attributable to Ultralife				$4,324

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$32,529	$22,516	$10,013
Communications Systems	3,165	-	3,165
Total	$35,694	$22,516	$13,178
		63%	37%

Three-month period ended September 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$31,919	$24,150	$7,769
Communications Systems	7,569	-	7,569
Total	$39,488	$24,150	$15,338
		61%	39%

Nine-month period ended September 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$104,201	$74,320	$29,881
Communications Systems	16,403	-	16,403
Total	$120,604	$74,320	$46,284
		62%	38%

Nine-month period ended September 30, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$94,250	$73,319	$20,931
Communications Systems	19,846	-	19,846
Total	$114,096	$73,319	$40,777
		64%	36%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$32,529	$18,311	$14,218
Communications Systems	3,165	2,567	598
Total	$35,694	$20,878	$14,816
		58%	42%

Three-month period ended September 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$31,919	$15,926	$15,993
Communications Systems	7,569	4,348	3,221
Total	$39,488	$20,274	$19,214
		51%	49%

Nine-month period ended September 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$104,201	$57,326	$46,875
Communications Systems	16,403	11,412	4,991
Total	$120,604	$68,738	$51,866
		57%	43%

Nine-month period ended September 30, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$94,250	$47,088	$47,162
Communications Systems	19,846	11,170	8,676
Total	$114,096	$58,258	$55,838
		51%	49%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

11.	SUBSEQUENT EVENTS

Acquisition of Electrochem Solutions, Inc.

On October 31, 2024, the Company completed the acquisition of all issued and outstanding shares of Electrochem Solutions, Inc., a Massachusetts corporation (“Electrochem”), pursuant to a stock purchase agreement (the “Agreement”) with Greatbatch Ltd., a New York corporation (the “Seller”), dated September 27, 2024. The Agreement established a purchase price of $50 million for the acquisition (the “Acquisition”) subject to customary post-closing working capital and net cash adjustments.

Based in Raynham, MA and with over forty years of battery technology experience in critical applications, Electrochem designs and manufactures primary lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets on a global basis. Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and manufacturing cost efficiencies. Electrochem brings a blue-chip customer base with little or no overlap with Ultralife’s customers, long-tenured technical resources which we plan to utilize in progressing our global new product initiatives, and a complimentary portfolio of highly engineered thionyl, sulfuryl and bromine chloride cells and packs which can be commercially cost prohibitive to substitute or switch out. We view this acquisition as an avenue to create highly attractive opportunities to drive revenue growth through heightened cross-selling platforms and extend our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality. In addition, the combination of Electrochem and Ultralife creates achievable opportunities for gross margin expansion through the realization of vertical integration, supply chain synergies and lean initiatives.  With Electrochem we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

The Company funded the purchase price for the Acquisition through the New Credit Agreement, as defined and described below.

The Agreement contains customary terms and conditions including representations and warranties, subject to a mutually acceptable buyer-side representation and warranty insurance policy obtained by the Company, the cost of which was shared equally between the Company and the Seller.

The acquisition of Electrochem will be accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date. The operating results and cash flows of Electrochem will be included in the consolidated financial statements from the date of acquisition in the Company’s Battery & Energy Products segment.

Due to the timing of the acquisition, the initial accounting is not yet complete.  The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed and the associated adjustments for the supplemental pro forma revenue and earnings information.

For the three and nine months ended September 30, 2024, the Company incurred non-recurring transaction costs of $250, including due diligence and consulting services. Such costs are reported as selling, general and administrative expenses.

New Credit Agreement

On October 31, 2024, Ultralife, SWE, CLB, Excell USA, and Electrochem, as borrowers, and certain other subsidiaries of the Company, entered into a new Credit and Security Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent (the “New Credit Agreement”). The proceeds of the loans under the New Credit Agreement were used, in part, to repay outstanding indebtedness under the Company’s Amended Credit Agreement.

The New Credit Agreement, among other things, provides in its term loan provisions for a 5-year, $55 million senior secured term loan (the “Term Loan” or “Term Loan Facility”). The Term Loan is subject to repayment in quarterly installments commencing March 31, 2025 in amounts as set forth in the in the New Credit Agreement. Interest is payable on the unpaid principal outstanding under the Term Loan. All amounts of unpaid principal and accrued and unpaid interest remaining due under the Term Loan are scheduled to be paid in full October 31, 2029.

Upon closing of the Acquisition on October 31, 2024, the Company borrowed the full amount of the Term Loan Facility.

The New Credit Agreement also provides under its revolving credit provisions for revolving loans, letters of credit, and swing loans (“Revolving Credit Facility”). Upon the effectiveness of the New Credit Agreement, any amounts outstanding under letters of credit issued pursuant to the Amended Credit Agreement became issued under the New Credit Agreement. The availability under the Revolving Credit Facility is subject to certain borrowing base limits based on trade receivables and inventories. All unpaid principal and accrued and unpaid interest with respect to the Revolving Credit Facility is due and payable in full on October 31, 2029.

The Company may voluntarily prepay principal amounts outstanding under the New Credit Agreement at any time subject to certain advance notifications and other restrictions.

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the new Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time.

The Company must pay a fee of twenty, twenty-five or thirty basis points (depending on the consolidated senior leverage ratio in effect from time to time) based on the average daily unused availability under the Revolving Credit Facility.

Payments must be made by the Company to the extent borrowings exceed the maximum amount then permitted to be borrowed and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

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

Overview

Consolidated revenues of $35,694 for the three-month period ended September 30, 2024, decreased by $3,794 or 9.6%, from $39,488 for the three-month period ended September 30, 2023, reflecting decreases in government/defense sales of 14.1% and commercial sales of 6.8%. Sales for our Battery & Energy Products segment increased 1.9% from $31,919 for the third quarter of 2023 to $32,529 for the third quarter of 2024, and sales for our Communications Systems segment decreased 58.2% from $7,569 to $3,165.

Gross profit was $8,682, or 24.3% of revenue, for the three-month period ended September 30, 2024, compared to $9,774, or 24.8% of revenue, for the same quarter a year ago. The 50-basis point decline primarily resulted from lower factory volume and the lower-margin product mix for our Communications Systems segment.

Operating expenses increased to $8,171 for the three-month period ended September 30, 2024, compared to $7,639 for the three-month period ended September 30, 2023. The increase of $532 or 7.0% was primarily attributable to   investments in new product development, the addition of sales resources to support future growth, and the recognition of legal and other fees recognized in the period directly relating to the execution of a stock purchase agreement on September 27, 2024 to acquire Electrochem Solutions, Inc. Operating expenses represented 22.9% of revenues compared to 19.3% of revenues for the year-earlier period.

Operating income for the three-month period ended September 30, 2024 was $511, or 1.4% of revenues, compared to $2,135 or 5.4% of revenue for the year-earlier period. The decrease in operating income resulted from a 9.6% decline in revenues, the cost of our investments in new product development, the cost of additional sales resources to support future organic growth and expenses directly relating to the execution of a stock purchase agreement on September 27, 2024 to acquire Electrochem Solutions, Inc.

Net income attributable to Ultralife Corporation was $258 or $0.02 per share – basic and diluted on a GAAP basis, compared to $1,330 or $0.08 per share – basic and diluted for, the third quarter of 2023.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,919, or 5.4% of revenues, for the third quarter of 2024, compared to $3,480 or 8.8% of revenues, for the third quarter of 2023. See the section “Adjusted EBITDA” beginning on Page 23 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

Our top priorities continue to be gross margin increases through focused initiatives on material deflation and lean productivity and growing our opportunity funnels and customer wins to continue fueling our growth.  We remain optimistic that we are well positioned to sustain long-term profitable growth.

Results of Operations

Three-Month Periods Ended September 30, 2024 and September 30, 2023

Revenues. Consolidated revenues for the three-month period ended September 30, 2024 were $35,694, a decrease of $3,794, or 9.6%, from $39,488 for the three-month period ended September 30, 2023. Overall, government/defense sales decreased 14.1% and commercial sales decreased 6.8%.

Battery & Energy Products revenues increased $610, or 1.9%, from $31,919 for the three-month period ended September 30, 2023 to $32,529 for the three-month period ended September 30, 2024. The revenue growth was primarily attributable to an increase in government/defense sales of $2,244 or 28.9% reflecting strong demand from our U.S.-based global prime, partially offset by a decrease of $1,634 or 6.8% in commercial sales, The decline in commercial sales primarily resulted from a 12.4% decrease in medical battery sales and a 10.9% in industrial market sales, partially offset by a 1.5% increase in oil & gas market sales.

Communications Systems sales decreased $4,404, or 58.2%, from $7,569 for the three-month period ended September 30, 2023 to $3,165 for the three-month period ended September 30, 2024. The decrease was primarily attributable to large shipments in the 2023 period of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program which had been delayed from earlier periods due to supply chain disruptions and the timing of orders for the current year period.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $27,012 for the quarter ended September 30, 2024, a decrease of $2,702, or 9.1%, from the $29,714 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 75.2% for the three-month period ended September 30, 2023 to 75.7% for the three-month period ended September 30, 2024. Correspondingly, consolidated gross margin decreased from 24.8% for the three-month period ended September 30, 2023, to 24.3% for the three-month period ended September 30, 2024, primarily reflecting lower factory volume and product mix for our Communications Systems segment.

For our Battery & Energy Products segment, gross profit for the third quarter of 2024 was $8,047, an increase of $319 or 4.1% from gross profit of $7,728 for the third quarter of 2023. Battery & Energy Products’ gross margin of 24.7% increased by 50-basis points from the 24.2% gross margin for the year-earlier period, primarily reflecting higher factory volume in our Newark, NY facility, partially offset by some inefficiencies resulting from delays in raw material components.

For our Communications Systems segment, gross profit for the third quarter of 2024 was $635 or 20.0% of revenues, compared to gross profit of $2,046 or 27.0% of revenues for the third quarter of 2023. The 700-basis point decrease in gross margin was primarily due to lower factory volume and unfavorable product mix as compared to the year-earlier period.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2024 were $8,171, an increase of $532, or 7.0%, from the $7,639 for the three-month period ended September 30, 2023. The increase was primarily attributable to investments in new product development and the addition of experienced sales resources to drive organic sales growth and expenses directly relating to the execution of a stock purchase agreement on September 27, 2024 to acquire Electrochem Solutions, Inc. in the 2024 third quarter.

Overall, operating expenses were 22.9% of revenue for the quarter ended September 30, 2024 compared to 19.3% of revenue for the quarter ended September 30, 2023.  Amortization expense associated with intangible assets related to our acquisitions was $229 for the third quarter of 2024 ($204 in selling, general and administrative expenses and $25 in research and development costs), compared to $227 for the third quarter of 2023 ($203 in selling, general, and administrative expenses and $24 in research and development costs). Research and development costs were $2,101 for the three-month period ended September 30, 2024, an increase of $232 or 12.4%, from $1,869 for the three-month period ended September 30, 2023. The increase is largely attributable to the timing of new product development in both of our businesses as we aggressively pursue both government/defense major programs and commercial opportunities. Selling, general, and administrative expenses were $6,070 for the three-month period ended September 30, 2024, an increase of $300 or 5.2% from $5,770 for the third quarter of 2023. The period over period increase was primarily attributable to the recognition of legal and other fees incurred directly relating to the execution of a stock purchase agreement on September 27, 2024 to acquire Electrochem Solutions, Inc. and additional sales resources to support future organic growth.

Other (Expense) Income. Other expense totaled $158 for the three-month period ended September 30, 2024, compared to $386 for the three-month period ended September 30, 2023.  Interest and financing expense decreased $413, or 70.3%, from $586 for the third quarter of 2023 to $173 for the comparable period in 2024. The decrease is due to the continued paydown of debt in the third quarter of 2024. Miscellaneous income amounted to $15 for the third quarter of 2024 compared to $200 for the third quarter of 2023, primarily attributable to foreign exchange gains due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2024 third quarter was $74, compared to $446 for the third quarter of 2023. Our effective tax rate decreased to 21.0% for the third quarter of 2024 as compared to 25.5% for the third quarter of 2023, primarily attributable to the geographic mix of our operating results.  The income tax provision for the third quarter of 2024 is comprised of a $173 current provision for taxes expected to be paid on income primarily from foreign jurisdictions and a deferred tax benefit of $99.   For the comparable 2023 period, the income tax provision for the third quarter of 2023 is comprised of an $89 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 5.1%, and a $357 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  The period over period change in the cash-based current tax provisions is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife was $258, or $0.02 per share – basic and diluted on a GAAP basis for the three-month period ended September 30, 2024, compared to $1,330, or $0.08 per share – basic and diluted, for the three-month period ended September 30, 2023.  Adjusted EPS was $0.01 on a diluted basis for the third quarter of 2024, compared to $0.10 for the third quarter of 2023.  Adjusted EPS excludes the provision (benefit) for deferred taxes of ($99) and $357 for the 2024 and 2023 periods, respectively, which primarily represent non-cash charges (benefits) for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted EPS” on Page 26 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,303,139 for the third quarter of 2023 to 16,874,057 for the third quarter of 2024. The increase is attributable to stock option exercises since the third quarter of 2023 and a greater average stock price in the current quarter. Accordingly, dilutive shares of 249,082 were added to basic weighted average shares for the 2024 period compared to 65,275 for the 2023 period.

Nine-Month Periods Ended September 30, 2024 and September 30, 2023

Revenues. Consolidated revenues for the nine-month period ended September 30, 2024 were $120,604, an increase of $6,508, or 5.7%, over $114,096 for the nine-month period ended September 30, 2023. Overall, government/defense sales increased $5,507 or 13.5% and commercial sales increased $1,001 or 1.4%. On January 25, 2023, the Company experienced a ransomware cyberattack which impacted our ability to process orders, ship products, provide services to our customers and effectively manage our sales and operating planning process over a several week period for our Newark, NY location and an even longer period for our Virginia Beach, VA location. A large portion of our time during the quarter was devoted to data restoration, systems security augmentation, and regulatory reporting of the cyberattack, all of which were successfully accomplished with no ransom paid. Management continues to work on its cybersecurity insurance claim covering the cost of engaging external cybersecurity experts and the business interruption impact.

Battery & Energy Products revenues increased $9,951, or 10.6%, from $94,250 for the nine-month period ended September 30, 2023 to $104,201 for the nine-month period ended September 30, 2024. The increase was attributable to a $8,950 or 42.8% increase in government/defense sales and a $1,001 or 1.4% increase in commercial sales. The increase in government/defense sales primarily reflects continued strong demand from our largest U.S.-based global prime. The growth in commercial sales was driven by a $4,146 or 16.7% increase in medical sales due to continuing surging demand for our core medical battery products from global medical device OEM’s, partially offset by a decrease of $2,591 or 8.3% in oil & gas sales and a $550 or 3.2% decrease in industrial sales due primarily to general economic conditions.

Communications Systems revenues decreased $3,443, or 17.3%, from $19,846 for the nine-month period ended September 30, 2023 to $16,403 for the nine-month period ended September 30, 2024. This decrease was primarily attributable to shipments of vehicle-amplifier adaptor orders to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor for an ongoing allied country government/defense modernization program in 2023 and the timing of orders in 2024.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $88,889 for the nine-month period ended September 30, 2024, an increase of $2,591, or 3.0%, from the $86,298 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 75.6% for the nine-month period ended September 30, 2023 to 73.7% for the nine-month period ended September 30, 2024. Correspondingly, consolidated gross margin increased from 24.4% for the nine-month period ended September 30, 2023, to 26.3% for the nine-month period ended September 30, 2024, primarily reflecting higher factory volume, level loading of production and improved price realization for our Battery & Energy Products Segment, tempered by lower volume experienced in our Communications Systems segment.

For our Battery & Energy Products segment, gross profit for the first nine months of 2024 was $26,986 an increase of $5,203 or 23.9% over gross profit of $21,783 for the comparable 2023 period. Battery & Energy Products’ gross margin of 25.9% increased by 90 basis points from the 25.0% gross margin for the year-earlier period, primarily reflecting higher factory volume, more level-loaded production driving utilization and price realization.

For our Communications Systems segment, gross profit for the first nine months of 2024 was $4,729 or 28.8% of revenues, compared to gross profit of $6,015 or 30.3% of revenues, for the comparable 2023 period. The decrease of 150 basis points was primarily due to lower factory volume and unfavorable product mix compared to last year’s nine-month period.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2024 were $23,224, an increase of $1,252 or 5.7% from the $21,972 for the nine-month period ended September 30, 2023. The increase is primarily attributable to commissions on higher sales, greater participation in trade shows, the addition of experienced sales resources, investments in new product development and the recognition of expenses directly relating to the signing of the stock purchase agreement on September 30th to acquire Electrochem Solutions, Inc. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 19.3% for both the nine-month period ended September 30, 2024 and the nine-month period ended September 30, 2023. Amortization expense associated with intangible assets related to our acquisitions was $684 for the first nine months of 2024 ($609 in selling, general and administrative expenses and $75 in research and development costs), compared with $663 for the first nine months of 2023 ($591 in selling, general, and administrative expenses and $72 in research and development costs). Research and development costs were $5,854 for the nine-month period ended September 30, 2024, an increase of $175 or 3.1%, from $5,679 for the nine-months ended September 30, 2023. The increase reflects higher investments in new product development in both of our segments to drive organic sales growth.  Selling, general, and administrative expenses were $17,370 for the 2024 nine-month period, an increase of $1,077 or 6.6% over the $16,293 for the year-earlier period, primarily reflecting commissions on higher sales, greater participation in trade shows, the addition of experienced sales resources and the recognition of expenses directly relating to the execution of a stock purchase agreement on September 27, 2024 to acquire Electrochem Solutions, Inc.

Other Income (Expense). Other expense totaled $685 for the nine-month period ended September 30, 2024, compared to other income of $178 for the nine-month period ended September 30, 2023.  Other income (expense) for the 2024 period includes a preliminary payment of $235 from our insurance carrier pertaining to the cyberattack experienced by the Company in the first quarter of 2023, and other income for the 2023 period includes $1,544 attributable to an Employee Retention Credit (“ERC”) claimed by the Company under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act. Interest and financing expense decreased $339 or 23.4% from $1,450 for the first nine months of 2023 to $1,111 for the comparable period in 2024. The decrease is primarily due to the reduction of our debt during the second and third quarters of 2024.  Excluding the $235 gain attributable to insurance proceeds in 2024, miscellaneous income was $191, and excluding the $1,544 ERC gain in the 2023 period, miscellaneous income amounted to $84, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2024 nine-month period was $1,630, compared to $1,688 for the 2023 nine-month period. Our effective tax rate decreased to 20.9% for the 2024 period as compared to 28.1% for the 2023 period, primarily attributable to the geographic mix of our operating results. The income tax provision for the first nine months of 2024 is comprised of a $335 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 4.3%, and a $1,295 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2023 period, the income tax provision for the first nine months of 2023 is comprised of a $443 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 7.4%, and an $1,245 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. The period over period change in the cash-based taxes is primarily attributable to the geographic mix of our operating results. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $6,118, or $0.37 per share – basic and diluted on a GAAP basis for the nine-month period ended September 30, 2024, compared to $4,324, or $0.27 per share – basic and diluted, for the nine-month period ended September 30, 2023. Adjusted EPS was $0.44 on a diluted basis for the 2024 period, compared to $0.34 for the 2023 period. Adjusted EPS excludes the provision for deferred taxes of $1,295 and $1,245 for the 2024 and 2023 periods, respectively, which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See the section “Adjusted EPS” on Page 26 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,174,341 for the first nine-months of 2023 to 16,742,120 for the first nine-months of 2024. The increase is attributable to stock option exercises since the third quarter of 2023 and a greater average stock price in the current period. Accordingly, diluted shares of 212,072 were added to basic weighted average shares outstanding in 2024 compared to 2,441 for the 2023 period.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net income attributable to Ultralife Corporation	$258	$1,330	$6,118	$4,324
Add:
Interest expense	173	586	1,111	1,450
Income tax provision	74	446	1,630	1,688
Depreciation expense	765	760	2,294	2,282
Amortization expense	229	227	684	663
Stock-based compensation expense	170	131	490	424
Cybersecurity insurance policy deductible	-	-	-	100
Non-recurring acquisition costs	250	-	250	-
Adjusted EBITDA	$1,919	$3,480	$12,577	$10,931

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	September 30, 2024			September 30, 2023
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$258	$.02	$.02	$1,330	$.08	$.08
Deferred tax provision (benefit)	(99)	(.01)	(.01)	357	.02	.02
Adjusted net income	$159	$.01	$.01	$1,687	$.10	$.10

Weighted Average Shares Outstanding		16,625	16,874		16,238	16,303

	Nine-Month Period Ended
	September 30, 2024			September 30, 2023
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$6,118	$.37	$.37	$4,324	$.27	$.27
Deferred tax provision	1,295	.08	.07	1,245	.07	.07
Adjusted net income	$7,413	$.45	$.44	$5,569	$.34	$.34

Weighted Average Shares Outstanding		16,530	16,742		16,172	16,174

Liquidity and Capital Resources

As of September 30, 2024, cash totaled $6,774, as compared to $10,278 at December 31, 2023. The decrease reflects a $17,712 reduction in our outstanding debt, largely offset by strong income and cash generation during the period.

For the nine-month period ended September 30, 2024, cash generated from operations was $13,590, as compared to $503 used in operations for the nine-month period ended September 30, 2023. For the 2024 period, cash generated from operations was comprised of net income of $6,176, plus non-cash items totaling $4,807 for depreciation, amortization, stock-based compensation, and deferred taxes, plus $2,607 attributable to reduced working capital.

Cash used in investing activities for the nine months ended September 30, 2024 was $1,326 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the nine months ended September 30, 2024 was $15,820, representing a $17,712 reduction in our outstanding debt and $68 in debt issuance costs paid during the period in connection with the Fourth Amendment Agreement, partially offset by $1,960 in cash generated from employee stock option exercise proceeds.

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

Commitments

As of September 30, 2024, the Company had $3,368 outstanding borrowings on the Revolving Credit Facility and $4,667 on the Term Loan Facility. The Company was in full compliance with all covenants under the Amended Credit Agreement as of September 30, 2024.

As of September 30, 2024, we have made commitments to purchase approximately $597 of production machinery and equipment.

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

During the first nine months of 2024, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II.         OTHER INFORMATION

Item 6.  Exhibits

Exhibit Index	Exhibit Description	Incorporated by Reference from
10.1	Stock Purchase Agreement dated September 27, 2024	Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2024
10.2	Credit and Security Agreement dated as of October 31, 2024	Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 6, 2024
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: November 12, 2024	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)