Form 10-K
period 2024-12-31
ULTRALIFE CORP
filed 2025-04-01
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	16-1387013 (I.R.S. Employer Identification No.) (315) 332-7100 (Registrant's telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

On June 30, 2024, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $107,463,992 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 28, 2025, the registrant had 16,632,965 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	2

	1A	Risk Factors	14

	1B	Unresolved Staff Comments	24

	1C	Cybersecurity	24

	2	Properties	25

	3	Legal Proceedings	25

	4	Mine Safety Disclosures	25

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

	6	Selected Financial Data	26

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	7A	Quantitative and Qualitative Disclosures About Market Risk	39

	8	Financial Statements and Supplementary Data	40

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

	9A	Controls and Procedures	67

	9B	Other Information	68

PART III	10	Directors, Executive Officers and Corporate Governance	69

	11	Executive Compensation	69

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69

	13	Certain Relationships and Related Transactions, and Director Independence	69

	14	Principal Accountant Fees and Services	69

PART IV	15	Exhibits, Financial Statement Schedules	70

	Signatures		72

i

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation, tariffs and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components; our resources being overwhelmed by our growth; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; the continued impact of COVID-19 and other related or non-related viruses causing delays in the manufacture and delivery of our mission critical products to end customers; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; possible impairments of our goodwill and other intangible assets; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; our ability to comply with government regulations regarding the use of “conflict minerals”; and other risks and uncertainties, certain of which are beyond our control.

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

As used in this Form 10-K Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and its wholly owned subsidiaries ABLE New Energy Co., Limited and its wholly owned subsidiary ABLE New Energy Co., Ltd (collectively “ABLE”); Ultralife UK LTD and its wholly owned subsidiary Accutronics Ltd (collectively “Accutronics”); Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly owned subsidiary, CLB, Inc. (collectively “SWE”); Ultralife Excell Holding Corp. (“UEHC”) and its wholly owned subsidiary Excell Battery Corporation USA (collectively “Excell Battery USA”); Ultralife Canada Holding Corp (wholly owned by UEHC, “UCHC”) and its wholly owned subsidiary Excell Battery Canada ULC (“Excell Battery Canada”); Electrochem Solutions, Inc. (“Electrochem”); and its majority-owned joint venture Ultralife Batteries India Private Limited (“Ultralife India”).

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife®, Ultralife HiRate®, Ultralife Thin Cell®, Ultralife Batteries Inc.®, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, SWE Southwest Electronic Energy Group™, SWE SEASAFE™, Excell Battery Group™ and Criterion Gauge™ brands, among others. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 10 in the notes to consolidated financial statements contained in Item 8 of this Form 10-K.)

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

Battery & Energy Products

We manufacture and/or market a family of Lithium Manganese Dioxide (Li-MnO2), Lithium Manganese Dioxide Carbon Monofluoride (Li-CFx/MnO2) hybrid and Lithium Thionyl Chloride (Li-SOCl2) non-rechargeable batteries including 9-volt, Ultralife HiRate® cylindrical, Ultralife Thin Cell®, and other form factors. Applications for our 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our Ultralife HiRate® and Ultralife Thin Cell® Lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial and medical markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices, wearable medical products, Bluetooth tracking devices and other specialty applications. Military applications for our non-rechargeable Ultralife HiRate® batteries include manpack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our Lithium Thionyl Chloride batteries, sold under our Electrochem and Ultralife brands as well as a private label brand, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics, and downhole drilling, geothermal and pipeline inspection devices . We believe that the chemistry of Lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price of our Lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our Lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

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

Revenues for this segment for the year ended December 31, 2024 were $144,081 and segment contribution was $18,997, as compared to revenues of $129,953 and segment contribution of $14,276 for the year ended December 31, 2023.

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

Revenues for this segment for the year ended December 31, 2024 were $20,375 and segment contribution was $1,191, as compared to revenues of $28,691 and segment contribution of $3,958 for the year ended December 31, 2023.

Corporate

We report revenues, cost of sales and direct operating expenses for the above operating segments. The direct operating expenses include research & development, selling and general administration expenses that are determined, controlled and monitored by the operating segments.  The balance of operating expenses, comprised of unallocated general administration and merger & acquisition expenses for corporate functions including board of directors, executive officers, accounting and finance, treasury management, shareholder communications, human resources, legal and compliance and information technology, are reported as Corporate operating expenses.

Corporate had no revenues for the years ended December 31, 2024 and 2023. Corporate operating expenses, including costs incurred in connection with business acquisitions, were $10,223 and $8,759 for the years ended December 31, 2024 and 2023,  respectively.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2024 Consolidated Financial Statements and Notes thereto contained in this Form 10-K Annual Report for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the notes to consolidated financial statements.

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

In July 2006, we acquired substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories. This acquisition expanded our product distribution channels into the military communications area and strengthened our presence in global defense markets. During the second half of 2007, the operations of the Waco, Texas facility of McDowell were relocated to our Newark, New York facility. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We used cash as consideration for our 51% ownership stake in the India JV.

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

On October 31, 2024, we acquired Electrochem Solutions, Inc, a Massachusetts corporation (“Electrochem”).  Based in Raynham, MA with over forty years of battery technology experience in critical applications where the cost of failure is high, Electrochem designs and manufactures primary lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets.  Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and creates opportunities for gross margin expansion through the realization of manufacturing cost efficiencies, U.S.-based vertical integration, supply chain and lean initiatives.  Electrochem primarily services a blue-chip customer base with little or no overlap with Ultralife’s customers, has long-tenured technical resources which we plan to utilize in progressing our global new product initiatives, and has a complimentary portfolio of highly engineered thionyl, sulfuryl and bromine chloride cells and packs which can be commercially cost prohibitive to substitute or replace.  We view this acquisition as an avenue to create highly attractive opportunities to drive revenue growth through heightened cross-selling platforms and extend our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality.  Furthermore, with Electrochem we believe we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

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

Non-Rechargeable Batteries

We believe that the chemistry of Lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies, which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide more stable power. Conventional non-rechargeable batteries, such as Alkaline batteries, have sloping voltage profiles that result in decreasing power during discharge. While the prices for our Lithium batteries are generally higher than commercially available Alkaline batteries produced by others, we believe that the increased energy per unit of weight and volume of our batteries will allow longer operating time and less frequent battery replacements for our targeted applications. As a result, we believe that our non-rechargeable batteries are priced competitively with other battery technologies on a price per unit of energy or volume basis.

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

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monofluoride hybrid and Lithium Thionyl Chloride technologies, represent some of the most advanced Lithium power sources currently available. We market a wide range of cylindrical non-rechargeable Lithium cells and batteries in various sizes under both the Ultralife HiRate and Electrochem brands. These include D, C, 5/4 C, 1/2 AA, 2/3 A, CR123A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, a widely used battery type in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our Lithium Carbon Monofluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

We market our line of Lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others. Significant commercial applications include oil and gas, pipeline inspection equipment, automatic re-closers and oceanographic and subsea devices. Asset tracking applications include Radio Frequency Identification (“RFID”), cellular, and Bluetooth systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment. Medical applications include Automated External Defibrillators, infusion pumps, wearable patient monitoring and telemetry systems. Search and rescue applications include Emergency Locator Transmitters for aircraft and Emergency Position Indicating Radio Beacons for ships. Oil and gas applications include battery packs for downhole and directional drilling applications such as Measurement While Drilling and Logging While Drilling and pipeline inspection and monitoring.

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

Integrated Systems. Our integrated systems include vehicle mounted systems; SATCOM systems; rugged, deployable case systems; and multiband transceiver kits. These systems provide enhanced capabilities which enable communications operators to provide links to support Command, Control, Communications, Computers, Cyber and Intelligence, Surveillance and Reconnaissance.

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

We have one major customer, a large global defense primary contractor, which comprised 23% of our total revenues in 2024, and 15% of our total revenues in 2023. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2024, sales to U.S. and foreign customers were $97,040 and $67,416, respectively. In 2023, sales to U.S. and foreign customers were $81,396 and $77,248, respectively.

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

We target sales of our Lithium-ion rechargeable batteries and charging systems to OEM customers, as well as distributors and resellers focused on our target markets. We respond to Requests for Proposals to design products for OEMs, and believe that our design capabilities, product characteristics and solution integration will encourage OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.

We continue to expand our marketing activities as part of our strategic plan, a comprehensive forward-looking document which sets forth our strategic growth plans, tactical actions and financial projections over a rolling three-year period, to increase sales of our battery and energy products for commercial, standby, defense and communications applications, as well as hand-held devices, wearable devices and other portable electronic equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our international network of distributors and value-added distributors.

Backlog and high confidence orders for Battery & Energy Products were approximately $95,000 and $92,000 as of December 31, 2024 and 2023, respectively, reflecting continued high demand for our medical, government and defense, and oil and gas batteries.  The 2024 year-end Battery & Energy Products backlog and high confidence orders are primarily related to orders that are expected to ship throughout 2025.

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

At December 31, 2024 and 2023, our backlog and high confidence orders related to Communications Systems orders were approximately $7,600 and $11,500, respectively. The 34% decrease in our Communications Systems backlog and high confidence orders at December 31, 2024 is primarily a result of fulfillment in 2024 of purchase orders received in prior years to supply a global defense prime with our Vehicle Amplifier-Adaptors for the U.S. Army’s Leader Radio program and to supply an international defense contractor with our amplifiers and radio vehicle mounts for an ongoing allied country government/defense modernization program as well as the timing of future orders with these customers in 2025. The 2024 year-end Communications Systems backlog and high confidence orders are related to orders that are expected to ship throughout 2025.

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

We hold fifty-two patents issued in the U.S., six patents issued in the European Union member states, seven patents issued in the European Union, eight patents issued in the United Kingdom, five patents issued in Japan, four patents issued in India, four patents issued in South Korea, four patents issued in Canada, three patents issued in China, three patents issued in Taiwan, two patents issued in Norway, one patent issued in Australia, one patent issued in Hong Kong, one patent issued in Iceland, one patent issued in Mexico and one patent issued by the World Intellectual Property Organization. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

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

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, that we own. Our trademarks include the following: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SMART CIRCUIT®, SMARTCIRCUIT®, SMART CIRCUIT & design®, SODIUMPOWER®, SODIUMPOWER (design)®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE DRILL-DATA®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY CORP®, SWE Southwest Electronic Energy Group®, Excell Battery Group™ and Criterion Gauge™, POW-R BMS®, POW-R-BMS®, POW-R TOTE®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facility in Newark, New York is ISO 9001 and ISO 13485 certified. Our Canadian manufacturing facilities in Calgary, Vancouver and Mississauga are ISO 9001 certified and ISO 13485 certified. Our manufacturing facility in Shenzhen, China is ISO 9001, ISO 14001 and ISO 13485 certified. Our manufacturing facility in Missouri City, Texas is ISO 9001 and ISO 13485 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified. Our manufacturing facility in Virginia Beach, Virginia is ISO 9001 certified. Our manufacturing facility in Raynham, Massachusetts is ISO 9001 certified.

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

Certain materials used in our products, other than rechargeable battery cells, are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources may in some cases be available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material provided extensive customer testing and recertification are not required, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source and other suppliers in 2024 resulting in the delay of some shipments to future periods, we cannot assure that these interruptions and delays will not have an adverse effect on us in the future.

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

Our Newark, New York facility has the capacity to produce significant volumes of batteries and energy products. This operation generally manufactures non-rechargeable battery cells, non-rechargeable and rechargeable battery packs, and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product. Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities of non-rechargeable batteries and rechargeable battery packs beyond current volumes and are not constrained by manufacturing equipment capacity. Our Missouri City, Texas facility has the capacity to produce significant quantities of rechargeable and non-rechargeable battery packs and is not constrained by manufacturing equipment capacity and the same is presently true for our Excell facilities in Calgary, Mississauga and Vancouver, Canada. Our Electrochem facility in Raynham, MA has the capacity to produce significant quantities of non-rechargeable battery cells beyond current volumes and is not constrained by physical space or manufacturing equipment capacity, and it also has the physical capacity to produce non-rechargeable battery packs. We continue to access the capacity of our global facilities based on increased demand for our products, and to determine constraints associated with human capital resources and/or manufacturing equipment.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to $44,614 and $35,221 as of December 31, 2024 and 2023, respectively. The year-over-year 27% increase primarily reflects our acquisition of Electrochem on October 31, 2024 and an increase in materials, including rechargeable cells, required to fulfill the backlog for our batteries primarily used in the government and defense and medical device sectors. Management continuously monitors inventory levels in an effort to optimize such levels.

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

Our Virginia Beach, Virginia facility has sufficient capacity to produce communications products and systems to meet current demand. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to $6,749 and $6,994 as of December 31, 2024 and 2023, respectively. The year-over-year 4% decrease is due to the fulfillment of certain large purchase orders in 2024 that contained longer lead time components to meet the commitment dates. Management continuously monitors inventory levels in an effort to optimize such levels.

Research and Development

We devote significant resources to research and development activities to improve the technological capabilities of our products and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Missouri City, Texas; Raynham, Massachusetts; Newcastle-under-Lyme, United Kingdom; and Shenzhen, China. During 2024 and 2023, we spent $9,549 and $8,587, respectively, on research and development, including $1,281 and $1,056, respectively, on customer sponsored research and development activities, which are included in cost of products sold. The year-over-year increase in customer sponsored research and development is due to the timing of key projects, including the development of customer-driven new products.

We expect that research and development expenditures in the future, including 2025, could increase by 10% or more over 2024 levels, based on current initiatives. These current initiatives include the following: completing the development and testing of new battery and power solutions in our facilities in Newark, New York, Missouri City, Texas, Raynham, Massachusetts, Canada and Newcastle-under-Lyme, UK; our Thionyl Chloride battery project in China and new product initiatives for our Communications Systems business. We expect that new product development is one of the factors that will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon demand for customer applications.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries. To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained. Our annual report on Form SD was filed by the statutory due date of May 31, 2024 for the 2023 calendar year and we continue to utilize appropriate measures with our suppliers to better ascertain the origin of the conflict minerals in our products.

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

Employees

As of December 31, 2024, we employed a total of 671 permanent and temporary employees: 524 in production, 89 in sales and administration, and 58 in research and development. None of our employees are represented by a labor union.

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

Company Risk Factors

Changes in economic conditions, including inflation, tariffs, interest rates, and supply-chain disruptions have affected and may continue to affect our business, revenues and earnings adversely.

The post-COVID supply chain conditions which included long-lead times and irregular availability of highly sought after components combined with rapid cost inflation persisted in 2023 and 2024, although to a lesser extent. The negative impact of these economic conditions was partially mitigated by our proactive actions including the following: closer alignment of cost increases with customer price increases, extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers to provide greater visibility in ordering components while upgrading our internal resources responsible for the process, and improving our process for launching new products to reduce the cost and time of transitioning to high-volume manufacturing.

While price increases, longer lead times and key component shortages have eased, they still sporadically occur and general economic conditions are likely to become more complex with the advent of tariffs in 2025. Despite our best efforts and focus, we may not be able to fully offset in a timely fashion the unfavorable impact of these economic conditions which could have a material adverse effect on our business and financial results going forward.

A significant portion of our revenue is derived from certain key customers.

We have one customer, L3Harris Technologies, a large global defense primary contractor, which comprised 23% of our total revenues in 2024 and 15% of our total revenues in 2023. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this major customer to be good, the reduction, delay or cancellation of orders from this customer or any delays in payments beyond their payment terms, for any reason, would reduce our revenues and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

Reductions or delays in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with U.S. and foreign militaries or OEMs that supply U.S. and foreign militaries. In the years ended December 31, 2024 and 2023, $62,374 or 38% and $57,802 or 36%, respectively, of our revenues were comprised of sales made directly or indirectly to U.S. and foreign militaries.

While significant gains have been made in commercial markets with our business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $54,077 or 33% in 2024 and $43,476 or 27% in 2023. Therefore, any significant disruption to or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenues. We and our competitors continuously engage in efforts to expand business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers that compete with us.

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

Although we develop certain products for new commercial applications, we cannot be sure that these new products will be accepted due to the highly competitive nature of our industries. There are many new products and technology entrants into the markets we sell our products to. We must continually reassess the markets in which our products can be successful and seek to engage customers in those markets that will adopt our products for use in their products. In addition, these customers must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of our products, the introduction of competitive technologies or failure of our customers to purchase our products in their markets all may have an adverse effect on our business and reduce our revenues and operating income.

Our supply of raw materials and components could be disrupted or delayed due to business conditions, new or additional tariffs, global conflicts, weather, any lingering impact of COVID-19 or other factors not under our control, or the cost of those raw materials and components may materially increase.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. Some materials and components have been and may continue to be in short supply resulting in limited availability and/or increased costs including new or additional tariffs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our supplying defense products to the U.S. Government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances or of the suppliers are not able to meet the necessary demand for the components, the difficulty in obtaining supplies on a timely basis could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we may be able to redesign our products to make use of such alternatives provided that the costs and timing of our customers recertifying the alternate materials and components where necessary is not deemed prohibitive to our customers or us. Nevertheless, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source and other suppliers in the past, and we cannot guarantee that we will not experience a continuation of material interruption of deliveries from sole source or other suppliers in the future. Accordingly, these circumstances plus the potential impact of costly tariffs in 2025 and beyond require us to regularly monitor all aspects of our supply chain and share the updates with our customers, to ensure that any potential supply interruptions are understood with all efforts taken to minimize.

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

Additionally, we could continue to face prolonged, increasing pricing pressure from our suppliers due to rising costs incurred by these suppliers, including the costs associated with potential future tariffs, that could be passed on to us in higher prices for our raw materials. These increased prices could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations, particularly, if our pass-through of these price increases is not accepted by our customers or if our lean manufacturing initiatives take longer than anticipated.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we may be required to deliver large volumes of products to customers on a timely basis at a reasonable cost. For example, demand for our new transformational or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require a substantial increase in our direct labor workforce in a tight job market, and require additional capital resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. Our backlog and high confidence orders of approximately $100 million does not mean that rapid growth and demand for our products in all cases will be met by our resources without delay. Although we have highly experienced technical and engineering employees, we cannot assure you that we will be able to fulfill all of the orders of our customers for our products, without delay.

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

We continuously face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to cyber and physical security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyberattack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient to prevent security breach, cyberattack, cyber intrusion, or disruption, and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, operating results and liquidity. In 2017, we formed a cross-functional executive management Security Steering Committee focused on mitigating the risk of security breaches, cyberattacks, cyber intrusions, or disruptions. In 2018, with the assistance of outside security consultants, we completed a comprehensive Systems Security Plan (“SSP”) and a Plan of Action & Milestones (“POAM”) in compliance with the requirements of National Institute of Standards and Technology (“NIST”) Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations. In 2019, the Company made further progress in implementing many of the security measures in our SSP and POAM, including increasing security awareness across our employee base. In 2020 through 2024, we continued to make progress towards achieving full implementation of all NIST 800-171 security standards, as well as the requirements under the Cybersecurity Maturity Model Certification (“CMMC”) framework released by the Department of Defense in 2020. We continue to review all key aspects of cybersecurity utilizing our outside security consultants to ensure a robust plan is in place and provides timely updates to our Board. Despite these measures, we cannot eliminate the risk of such security breaches and the potential adverse impacts these breaches may have on our business and financial results. Accordingly, for several years, including 2024, we maintained our cybersecurity insurance policy to help mitigate the impact of a cybersecurity incident.

As reported on Form 8-K filed on March 2, 2023, during performance of their daily information technology security procedures on January 25, 2023, our Information Technology Team (“IT Team”) discovered an unauthorized entry into our information technology systems for our Newark, New York and Virginia Beach, Virginia locations. The accounts in question were immediately disabled by our IT Team, and the Company’s Security Steering Committee met promptly, taking swift action, including the immediate notification of our cybersecurity insurance carrier. Shortly thereafter, with the assistance of recommendations from our cybersecurity carrier, we engaged external incident response professionals to assist with our assessment, recovery and response. On February 7, 2023, the Company received an electronic communication allegedly from a third-party, known for nefarious ransomware attacks, claiming responsibility for the incident, and discussions with that third party commenced through experienced cybersecurity professionals engaged by the Company.

This incident caused a partial disruption of our business operations at these locations, which resulted in production and shipping downtime of several weeks as well as lost sales orders. With the efforts of internal resources supported by external expertise, the Company restored its information technology systems and production was resumed in both locations. Based on the recovery of our systems, review of the files affected, as well as the Company’s prompt response to and assessment of the incident, no ransom or other amount had been paid to the third party.  Nevertheless, the cybersecurity event, the business interruption incurred and the resulting restoration was costly to the Company.  Despite a business interruption claim, independently computed by a third-party forensic accountant, filed with our cyber insurance underwriter that has not been satisfied, on February 4, 2025 the Company filed a complaint in the Supreme Court of the State of New York, County of Wayne for the outstanding amount of our claim as computed by our third-party forensic accountant.

We continue to diligently monitor our information systems with outside expertise for any intrusions or other irregularities.

Our ability to recruit and retain experienced, competent management is critical to the success of the business, and the loss of top management and key personnel could significantly harm our business, and the ability to implement our succession plan.

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

Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, sales, engineering and technical staff. The loss of one or more of these employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to effectively pursue our business strategy will depend upon, among other factors, the successful retention of our key personnel, recruitment of additional highly skilled and experienced managerial, sales, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot be sure that we will be able to retain or recruit this type of personnel at reasonable costs, or at all. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could delay or impede the execution of our business plans and have other material adverse effects on our business, financial condition and results of operations.

Our operations in China are subject to unique risks and uncertainties, including political changes, tariffs and trade restrictions.

Our operating facility in China presents unique risks including, but not limited to, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to the application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations in the value of currency to the U.S. dollar and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, war, acts of terrorism, or the threat of boycotts, other civil disturbances, the impact of the imposition of tariffs by the U.S. Government on products that we manufacture or purchase in China as well as any retaliating trade policies or restrictions, and an outbreak of a contagious disease variant, related to COVID-19 or not, which may cause us or our suppliers and/or customers to temporarily suspend operations in the affected city or region. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

Fluctuations in the demand, supply and price of oil and gas and the resulting volatility in the level of downhole drilling could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the demand, supply and pricing encountered in the oil and gas industry, may place financial strain on the producers and the companies that provide oilfield services and equipment to those producers. The volatility in this industry, whether driven by geopolitical developments; international tensions; supply and demand economics; the introduction of new global, national, and industry-specific regulations; U.S. administration policies; and technology, appears to be a cyclical trend. A significant downturn in the price of oil may result in a decrease in downhole drilling and adversely impact our financial results.

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

The market for our products is characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products utilize state-of-the-art technology and that the costs associated with change could be prohibitive in terms of costs and time, there can be no assurance that competitors will not develop technologies or products that could render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. Furthermore, we have noted an increase in foreign competition, especially in Asia, over the last several years, which tends to compete on price in the battery industry, yet poor quality and the potential impact of tariffs could mitigate their progress. If these companies are more successful than we are in marketing their products and penetrating end markets, this may reduce our revenues and operating income and could have other material adverse effects on our business, financial condition and results of operations.

We are subject to certain safety risks, including the risk of fire or explosion, inherent in the manufacture, use and transportation of Lithium batteries. These risks also create the potential for claims against the Company, which can have a negative impact on our financial results.

Due to the high energy inherent in Lithium batteries, our Lithium batteries can pose certain safety risks, including the risk of fire. We incorporate procedures in research, development, product design, manufacturing processes and the transportation of Lithium batteries that are intended to reduce safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns. Although we currently carry insurance policies which cover loss of plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at our manufacturing facilities or from the use and transportation of our products, may result in significant production delays or claims for damages resulting from injuries or death. While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could reduce our available cash and our operating and net income and have other material adverse effects on our reputation, business, financial condition and results of operation.

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

Rising interest rates will increase the cost of our borrowing and will affect our earnings adversely.

The Company’s Credit Agreement, among other things, provides for a 5-year, $55,000 senior secured term loan (the “Term Loan Facility”) and a $30,000 senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”).

Upon closing of the Electrochem Acquisition on October 31, 2024, the Credit Facilities became effective to fund the acquisition and the related closing costs.  As of December 31, 2024, the Company had $55,000 of outstanding principal on the Term Loan Facility, of which $2,750 is due to be paid in 2025 and included in current portion of long-term debt on the balance sheet, and no outstanding balance on the Revolving Credit Facility. The related interest rates on our borrowings are variable as disclosed in Note 3 to our Consolidated Financial Statements contained in Item 8 of this Form 10-K. While it is in the best interests of the Company to reduce the amount of debt quickly, those funds in some cases have been diverted to purchase raw material and component inventory above historical levels in order to satisfy commitments to our customers in light of our backlog and continued demand for our products as well as strategic capital expenditures to improve our gross margins.   Accordingly, any increase in interest rates will adversely impact the Company’s financial results, perhaps materially.

Our customers’ purchases may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that adjustments to reflect volume shortfalls will be made under current industry practices because pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions that may change quickly and we may not be able to adjust prices in various circumstances. This could have an adverse impact in the form of reduced revenues or lower margins.

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

The coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. As we enter the fifth year following the initial outbreak of COVID-19, our workforce, customers and vendors still face the risk of the emergence of new strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts. Except for certain situations in China, lockdowns, shelter-in-place restrictions, and vaccine mandates, prevalent during the initial stages of the pandemic, have now been lifted for most companies. While we have maintained normal business operations at virtually all our facilities throughout the pandemic, the related supply chain disruptions including increased lead times on key components experienced within our business and by our customers and vendors, continue to impact our work schedules and timing of shipments. The lingering impact of these conditions, potentially exacerbated by the emergence of new strains, on our business and financial results is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the resistance to treatments and current vaccinations, and the duration and scope of any new pandemic variants, the resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains.

We may incur significant costs or liabilities to satisfy obligations under the terms of the warranties we supply and the contractual terms under which we sell our products and services.

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain Communications Systems products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold, and have historically been minimal. There is no assurance that future warranty claims will be consistent with our past experience and estimates, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient to cover such increased warranty claims. Excessive warranty claims could have a material adverse effect on our business, financial condition and results of operations.

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

Negative publicity concerning Lithium-ion batteries may adversely impact the industries or markets we operate in.

We are unable to predict the impact, severity or duration of negative publicity related to fire/mishandling of Lithium-ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve. Ongoing negative attention regarding Lithium-ion batteries that are used in certain cellular phones or are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the Lithium-ion battery industry as a whole, regardless of the design or usage of those batteries. The effects of such events could reduce demand for our products and have an adverse effect on our business, financial condition, and results of operations.

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America, the United Kingdom and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations have and may in the future impact our pricing of products sold and materials purchased. Sales to non-U.S. customers make up a significant percentage of our total revenues. For example, the percentage of our business with customers outside of the U.S. was 41% in 2024 and 49% in 2023. A future strengthening of the U.S. dollar relative to our customers’ currencies could make our products relatively more expensive and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and their translation to U.S. dollars for our consolidated financial statements have and may in the future have an adverse effect on our consolidated financial results due to changes in local currency values relative to the U.S. dollar. With the rapid pace of geopolitical events, it is difficult at this time to assess any future impact of currency fluctuation on the Company’s financial results, despite our proactive efforts to minimize the short-term risks of currency fluctuations. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

Our ability to use our net operating loss and tax credit carryforwards in the future may be limited, which could increase our tax liabilities and reduce our cash flow and net income.

At December 31, 2024, we had approximately $15,000 of U.S. net operating loss carryforwards and $3,200 of U.S. tax credit carryforwards available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards. Based on our latest assessment at December 31, 2024, we believe it is more likely than not that our U.S. deferred tax assets will be fully realized. However, failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized. See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 27.

A finding that our proprietary and intellectual property rights are not enforceable or invalid could allow our competitors and others to produce competing products based on our proprietary and intellectual property or limit our ability to continue to manufacture and market our products, without significant, costly alterations.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the degree of protection these various rights may or will afford, or that competitors will not independently develop, patent or license technologies that are substantially equivalent or superior to our technologies. We also protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will sufficiently protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection that any patents or patent applications may or will afford. Further, if we are found to be infringing upon third party patents, we cannot assure that we will not be subjected to significant liability for damages or that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. In this event, the failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products, all of which could materially adversely affect our business and our results of operations.

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

We continue to develop battery products and communications systems to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts from these governments. The receipt of an award, however, does not always result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. In these scenarios we are also typically required to successfully meet contractual specifications and to pass various qualification tests for the products under contract. Our inability to pass these tests in a timely fashion, or to meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business and results of operations could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other anti-corruption laws.

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

We may incur significant costs because of known and unknown environmental factors.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. We use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and are subject to change. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed, or as to how these regulations will affect us or our customers. Such changes in regulations could reduce our operating income and margins and have other material adverse effects on our business, financial condition and results of operations. We could incur substantial costs as a result of violations of environmental laws, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims. Failure to comply with environmental requirements could also result in enforcement actions that assess penalties and materially limit or otherwise affect the operations of the facilities involved. Under certain environmental laws, a current or previous owner or operator of an environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to perform due diligence inquiries of our supply chain and publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers, and each provides conflict mineral information in a different manner, if at all. Accordingly, because our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. Such demands may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices. Any of these consequences may increase our costs of operations, increase or margins and adversely effect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Securing the Company's IT systems is integral and foundational to its everyday operations. The Company’s Security Steering Committee is comprised of cross-functional executive management team members that collectively possess a high level of cybersecurity and technology operations expertise. The mission of our Security Steering Committee is to focus on defining and deploying its information security strategy, sustaining a robust employee cybersecurity awareness and training program, executing security engineering, providing continuous monitoring of the Company's information security strategy, responding and coordinating the response and investigation of cyber threats, building and testing its disaster recovery plans in support of its businesses’ continuity plan requirements, and developing its cyber and information security policies.

The Company's cybersecurity strategy is based on recognized best practices, standards, and frameworks for cybersecurity and information technology, including the Center for Information Security (“CIS”) Controls and National Institute of Standards and Technology (“NIST”). The strategy focuses on implementing technologies, controls, and processes to constantly monitor, identify, assess, and manage cybersecurity risks.

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

The Company utilizes third-party service providers to perform a variety of functions to assist in operating its business. The cybersecurity risks associated with the use of certain providers are covered under a vendor management process. Depending on the nature of the services provided and the sensitivity and/or quantity of information processed, the vendor management process may include reviewing cybersecurity practices of these providers, contractually imposing obligations on the provider, inspecting independently audited reports, and/or conducting its own security assessments of their services.

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

Notwithstanding the focus and emphasis on cybersecurity, the Company has experienced and will continue to experience cybersecurity incidents, and there can be no guarantee that future incidents will not have a material adverse effect on its business. See Risk Factor “Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, has previously, and in the future could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways" for more information on the Company's cybersecurity risks.

ITEM 2. PROPERTIES

As of December 31, 2024, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We own one building in Missouri City, Texas comprising 69,000 square feet, which houses our SWE and Excell USA operations and one building in Raynham, Massachusetts comprising 82,000 square feet, which houses our Electrochem operations, and lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, including a dormitory facility, approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, and approximately 24,000 square feet in three facilities for our Excell Canada operations located in Calgary, Mississauga and Vancouver, Canada, all which serve operations in the Battery & Energy Products operating segment. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for Battery & Energy Products are conducted at our Newark, New York; Missouri City, Texas; Raynham, Massachusetts; Newcastle-under-Lyme, United Kingdom; Shenzhen, China; and our Canada facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs and provide sufficient capacity to produce our products to meet current demand.

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

Holders

As of March 1, 2025, there were approximately 5,700 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock by the Company during the years ended December 31, 2024 and December 31, 2023.

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

On October 31, 2024, we acquired Electrochem Solutions, Inc, a Massachusetts corporation (“Electrochem”).  Based in Raynham, MA with over forty years of battery technology experience in critical applications, Electrochem designs and manufactures primary lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets on a global basis.  Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and creates opportunities for gross margin expansion through the realization of manufacturing cost efficiencies, U.S.-based vertical integration, supply chain and lean initiatives.  Electrochem primarily services a blue-chip customer base with little or no overlap with Ultralife’s customers, has long-tenured technical resources which we plan to utilize in progressing our global new product initiatives, and has a complimentary portfolio of highly engineered thionyl, sulfuryl and bromine chloride cells and packs which can be commercially cost prohibitive to substitute or switch out.  We view this acquisition as an avenue to create highly attractive opportunities to drive revenue growth through heightened cross-selling platforms and extend our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality.  Furthermore, with Electrochem we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

Currently, we do not experience significant seasonal sales trends in either of our operating segments, although sales to the U.S. Department of Defense and other international defense organizations can be sporadic based on the needs of those particular customers and allocated funding levels.

Consolidated revenues increased by $5,812 or 3.7% to $164,456 for the year ended December 31, 2024 compared to $158,644 for the year ended December 31, 2023. Revenues for 2024 include $6,062 for Electrochem which was acquired on October 31, 2024. Consolidated revenues for 2024 excluding Electrochem were $158,394, representing a decrease of $250 or 0.2% when compared to the prior year. During 2024, we experienced organic revenue growth, excluding Electrochem, of 6.2% for our Battery & Energy Products business and a revenue decline of 29.0% for our Communications Systems business. Our consolidated 2024 performance reflected a $1,240 or 1.2% increase in sales to our commercial customers and a $4,573 or 7.9% increase in sales to government and defense customers. The increase in our commercial business was due to Electrochem sales of $6,062, partially offset by a $1,559 or 4.2% decline in medical sales from $36,946 in 2023 to $35,387 in 2024, primarily reflecting the timing of sales to a large global medical device OEM and a $2,441 or 6.0% decline in oil & gas market sales from $40,562 in 2023 to $38,121 in 2024, excluding Electrochem, due primarily to market uncertainty leading up to the November 2024 U.S. Presidential election.  The increase in government and defense sales reflects growth in Battery & Energy Products sales of $12,888 or 44.3% from $29,111 in 2023 to $41,999 in 2024 representing higher demand from prime defense contractors, partially offset by a decline  in Communications Systems sales of $8,316 or 29.0% from $28,691 in 2023 to $20,375 in 2024, primarily attributable to fulfilling long-lead time orders of vehicle-amplifier adaptors to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor in 2023.  Demand for our products remains strong with our 2024 year-end backlog and high confidence orders of $102,156 representing 62.1% of 2024 revenues.

Gross margin increased to 25.7% for the year ended December 31, 2024 from 24.7% for the year ended December 31, 2023. The 100-basis point improvement was due primarily to the following: better alignment of the timing of our customer price increases with the impact of cost inflation on raw materials and key components; extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers while upgrading our internal resources responsible for the process to reduce the negative impact of production line start-ups, shutdowns and changeovers due to irregular component availability and lead time extensions; and concerted efforts to level-load production resulting in improved labor utilization efficiency and higher cost absorption.

Operating expenses increased by $2,624 or 8.8% to $32,349 during the year ended December 31, 2024, compared to $29,725 during the year ended December 31, 2023. The increase is primarily attributable to one-time costs of $1,294 directly related to the acquisition of Electrochem, and increased investments in new product development and the strengthening of sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources.  Both periods reflected continued tight control over discretionary spending.  Operating expenses as a percentage of revenue was 19.7% for 2024 compared to 18.7% for 2023, a 100-basis point increase due primarily to the one-time acquisition costs.

Other expenses totaled $1,664 for the year ended December 31, 2024 compared to $358 for the year ended December 31, 2023. Other expenses for the 2023 period included an Employee Retention Credit (“ERC”) of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense decreased $76 or 3.8% from $2,016 for 2023 to $1,940 for the comparable period in 2024. The decrease is primarily due to the paydown of the financing of our acquisition of Excell in December 2021, partially offset by the financing of our acquisition of Electrochem on October 31, 2024. Excluding interest expense and the ERC gain in the 2023 period, miscellaneous income amounted to $276 for the 2024 period compared to $114 for the 2023 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income tax provision was $1,892 for the year ended December 31, 2024, compared to $1,951 for the year ended December 31, 2023. Our effective tax rate increased to 22.8% for the 2024 period as compared to 21.4% for the 2023 period, primarily attributable to the geographic mix in earnings and certain non-recurring transaction costs associated with the 2024 acquisition of Electrochem that were not deductible for income tax purposes. The income tax provision for 2024 is comprised of a $660 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 8.0%, and a $1,232 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2023 period, the income tax provision was comprised of a $650 current tax provision and a $1,301 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.

Net income attributable to Ultralife Corporation was $6,312, or $0.38 per share – basic and diluted on a GAAP basis for the year ended December 31, 2024, compared to $7,197, or $0.44 per share – basic and diluted for the year ended December 31, 2023. Adjusted EPS was $0.45 per share on a diluted basis for 2024, compared to $0.52 per share for 2023. Adjusted EPS for 2024 excludes the provision for deferred income taxes of $1,232 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2023 excludes the provision for deferred income taxes of $1,301 which represents non-cash charges primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted EPS” on page 35 for a reconciliation of adjusted EPS to EPS.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus income/expense that we do not consider reflective of our continuing operations, amounted to $16,480 for the year ended December 31, 2024, compared to $15,703 for the prior year. See the section “Adjusted EBITDA” beginning on page 33 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

The Company’s liquidity remains solid, with cash on hand of $6,854, working capital of $67,869 and a current ratio (current assets divided by current liabilities) of 3.3 as of December 31, 2024, as compared to cash on hand of $10,278, working capital of $66,473 and a current ratio of 3.8 as of December 31, 2023.

We entered 2025 with a healthy backlog representing a broadened opportunity set in high-growth end markets that position us to more fully realize the operating leverage of our business model through scale; a plan to complete the integration of Electrochem and realize manufacturing cost efficiencies and U.S.-based vertical integration savings; a schedule of new products to launch; and a strengthened sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources.  As a result, we believe that we will be able to deliver profitable growth and incremental cash flow to reduce debt and support strategic capital expenditures.

Results of Operations

Year ended December 31, 2024 compared with the year ended December 31, 2023:

	Year Ended December 31,		Increase/
	2024	2023	(Decrease)
Revenues:
Battery & Energy Products	$144,081	$129,953	$14,128
Communications Systems	20,375	28,691	(8,316)
Total	164,456	158,644	5,812
Cost of products sold:
Battery & Energy Products	107,764	99,178	8,586
Communications Systems	14,378	20,266	(5,888)
Total	122,142	119,444	2,698
Gross profit:
Battery & Energy Products	36,317	30,775	5,542
Communications Systems	5,997	8,425	(2,428)
Total	42,314	39,200	3,114
Operating expenses	32,349	29,725	2,624
Operating income	9,965	9,475	490
Other expenses, net	1,664	358	1,306
Income before income taxes	8,301	9,117	(816)
Income tax provision	1,892	1,951	(59)
Net income	6,409	7,166	(757)
Net income (loss) attributable to non-controlling interest	97	(31)	128
Net income attributable to Ultralife Corporation	$6,312	$7,197	$(885)
Net income attributable to Ultralife common shares – basic	$0.38	$0.44	$(0.06)
Net income attributable to Ultralife common shares – diluted	$0.38	$0.44	$(0.06)

Weighted average shares outstanding – basic	16,554,935	16,213,746	341,189
Weighted average shares outstanding – diluted	16,767,132	16,226,407	540,725

Revenues. Total revenues for the year ended December 31, 2024 amounted to $164,456, an increase of $5,812, or 3.7% from the $158,644 reported for the year ended December 31, 2023.

Battery & Energy Products revenues increased $14,128, or 10.9%, for the year ended December 31, 2024 as compared to the prior year. Commercial revenues of this business increased $1,240 or 1.2% from 2023 and now comprise 70.9% of total segment sales versus 77.6% last year. The increase in our commercial business was due to the acquisition of Electrochem on October 31, 2024 which contributed $6,062 to commercial sales for this segment.  This increase was partially offset by a $1,559 or 4.2% decline in medical sales from $36,946 in 2023 to $35,387 in 2024, primarily reflecting the timing of sales to a large global medical device OEM, a $2,441 or 6.0% decline in oil & gas market sales from $40,562 in 2023 to $38,121 in 2024 excluding Electrochem due primarily to market uncertainty leading up to the November 2024 U.S. Presidential election, and an $823 or 3.5% decline in industrial and other commercial sales from $23,335 in 2023 to $22,512 in 2024 due primarily to timing of demand for and market testing of  our new Thionyl Chloride and thin cell battery cells which are expected to increase in future periods.  Government and defense sales of this business increased $12,888 or 44.3% from 2023 and now comprise 29.1% of total segment sales versus 22.4% last year. The increase primarily reflects higher U.S. demand resulting in year-over-growth of 49.9%.  This was partially offset by a 6.1% decrease in sales to allied countries.

Communications Systems revenues decreased $8,316 or 29.0% for the year ended December 31, 2024 as compared to the prior year. The decrease is primarily attributable to fulfilling long-lead time orders of vehicle-amplifier adaptors to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program in 2023.

Our order backlog and high confidence orders at December 31, 2024 were $102,156, a decrease of $1,379 or 1.3% from the backlog and high confidence orders at December 31, 2023 which were $103,535.  For our Battery & Energy Products business, the backlog and high confidence orders increased $2,587 or 2.8% to $94,584 from $91,997. The 2024 year-end backlog and high confidence orders are primarily related to orders expected to ship in 2025.

For our Communications Systems business, the backlog and high confidence orders decreased $3,966 or 34.4% to $7,572 from $11,538. The year-over-year decrease is primarily attributable to fulfilling long-lead time orders of vehicle-amplifier adaptors to a global defense contractor for the U.S. Army and of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program in 2023.  We have received or expect additional orders for Leader Radio and Vehicle Amplifier-Adaptors in 2025.  The 2024 year-end backlog and high confidence orders are related to orders that are expected to ship throughout 2025.

Cost of Products Sold and Gross Profit. Cost of products sold for the year ended December 31, 2024 increased $2,698 or 2.3% from the year ended December 31, 2023. Consolidated cost of products sold as a percentage of total revenue decreased from 75.3% for the year ended December 31, 2023 to 74.3% for the year ended December 31, 2024. Correspondingly, consolidated gross margin was 25.7% for the year ended December 31, 2024, compared with 24.7% for the year ended December 31, 2023. The 100-basis point improvement in gross margin is due primarily to better alignment of the timing of our customer price increases with the impact of cost inflation on raw materials and key components; extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers while upgrading our internal resources responsible for the process to reduce the negative impact of production line start-ups, shutdowns and changeovers due to irregular component availability and lead time extensions; and concerted efforts to level-load production resulting in improved labor utilization efficiency and higher cost absorption.

For our Battery & Energy Products segment, the cost of products sold increased $8,586 or 8.7%, from the year ended December 31, 2023. Battery & Energy Products’ gross profit for 2024 was $36,317 or 25.2% of revenues, an increase of $5,542 or 18.0% from gross profit of $30,775, or 23.7% of revenues, for 2023. Battery & Energy Products’ gross margin increased for the year ended December 31, 2024 by 150 basis points from the prior year to 25.2% primarily due to improved price realization as well as our concerted effort to level-load production more evenly resulting in labor utilization efficiencies and higher cost absorption.

For our Communications Systems segment, the cost of products sold decreased by $5,888 or 29.1% from the year ended December 31, 2023. Communications Systems’ gross profit for the year ended December 31, 2024 was $5,997 or 29.4% of revenues, a decrease of $2,428 or 28.8% from gross profit of $8,425 or 29.4% of revenues for the year ended December 31, 2023.

Operating Expenses. Total operating expenses for the year ended December 31, 2024 increased $2,624 or 8.8% from the year ended December 31, 2023. The increase is primarily attributable to one-time costs of $1,294 directly related to the acquisition of Electrochem, and increased investments in new product development and the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues was 19.7% for the year ended December 31, 2024 compared to 18.7% for the comparable 2023 period. Amortization expense associated with intangible assets related to our acquisitions increased to $1,032 for the year ended December 31, 2024 ($929 in selling, general and administrative expenses and $103 in research and development costs) from $889 for the year ended December 31, 2023 ($792 in selling, general and administrative expenses and $97 in research and development costs) as a result of the amortization periods of intangible assets associated with our acquisition of Electrochem on October 31, 2024. Research and development costs were $8,268 in 2024, an increase of $737 or 9.8%, from $7,531 reported in 2023. This increase is attributable to additional investments in new product development and our acquisition of Electrochem which contributed $227 of the increase.  Selling, general, and administrative expenses increased $1,887 or 8.5% to $24,081 for the year-ended December 31, 2024 from $22,194 for the year ended December 31, 2023. The increase resulted from one-time costs of $1,294 directly related to the acquisition of Electrochem and $469 contributed by Electrochem.  We continued tight control over discretionary spending across the Company.

Other Expense. Other expense totaled $1,664 for the year ended December 31, 2024 compared to $358 for the year ended December 31, 2023. Other expenses for 2023 includes an ERC of $1,544 under Section 2301 of the Coronavirus Aid, Relief and Economic Security Act which was filed with the Internal Revenue Service during the second quarter of 2023. Interest and financing expense decreased $76 or 3.8% from $2,016 for 2023 to $1,940 for the comparable period in 2024. The decrease is primarily due to the paydown of the financing of our acquisition of Excell in December 2021, partially offset by the financing of our acquisition of Electrochem on October 31, 2024. Excluding interest expense and the ERC gain in the 2023 period, miscellaneous income amounted to $276 for the 2024 period compared to $114 for the 2023 period, primarily attributable to foreign exchange gains and loss due to fluctuations in foreign currency exchange rates.

Income tax provision was $1,892 for the year ended December 31, 2024, compared to $1,951 for the year ended December 31, 2023. Our effective tax rate increased to 22.8% for the 2024 period as compared to 21.4% for the 2023 period, primarily attributable to the geographic mix in earnings and certain non-recurring transaction costs associated with the 2024 acquisition of Electrochem that were not deductible for income tax purposes. The income tax provision for 2024 is comprised of a $660 current provision for taxes expected to be paid on income primarily in foreign jurisdictions, representing a cash-based effective tax rate of 8.0%, and a $1,232 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2023 period, the income tax provision was comprised of a $650 current tax provision and a $1,301 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.

Net income attributable to Ultralife Corporation was $6,312, or $0.38 per share – basic and diluted on a GAAP basis for the year ended December 31, 2024, compared to $7,197, or $0.44 per share – basic and diluted for the year ended December 31, 2023. Adjusted EPS was $0.45 per share on a diluted basis for 2024, compared to $0.52 per share for 2023. Adjusted EPS for 2024 excludes the provision for deferred income taxes of $1,232 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2023 excludes the provision for deferred income taxes of $1,301 which represents non-cash charges primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted EPS” on page 35 for a reconciliation of adjusted EPS to EPS.

Weighted average common shares outstanding used to compute diluted earnings per share increased from 16,226,407 for the 2023 period to 16,767,132 for the 2024 period, due to the issuance of common stock upon the exercise of stock options in 2024 and a higher average stock price for 2024 as compared to 2023.

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

	Year ended December 31,
	2024	2023
Net income attributable to Ultralife Corporation	$6,312	$7,197
Adjustments:
Interest expense, net	1,940	2,016
Income tax provision	1,892	1,951
Depreciation expense	3,125	3,022
Amortization of intangible assets	1,032	889
Stock-based compensation expense	698	528
Cyber insurance policy deductible	-	100
Acquisition and other non-recurring costs	1,361	-
Non-cash purchase accounting adjustments	120	-
Adjusted EBITDA	$16,480	$15,703

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	December 31, 2024			December 31, 2023
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income attributable to Ultralife Corporation	$194	$.01	$.01	$2,873	$.18	$.17
Deferred tax (benefit) provision	(63)	-	-	56	-	.01
Adjusted net income	$131	$.01	$.01	$2,929	$.18	$.18

Weighted average shares outstanding		16,629	16,762		16,338	16,479

	Year ended
	December 31, 2024			December 31, 2023
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income attributable to Ultralife Corporation	$6,312	$.38	$.38	$7,197	$.44	$.44
Deferred tax provision	1,232	.08	.07	1,301	.08	.08
Adjusted net income	$7,544	$.46	$.45	$8,498	$.52	$.52

Weighted average shares outstanding		16,555	16,767		16,214	16,226

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2024, cash totaled $6,854, a decrease of $3,424 from the $10,278 as of December 31, 2023, primarily attributable to our profitable operations in 2023.

During the year ended December 31, 2024, cash generated from operations was $16,636, as compared to $1,929 for the year ended December 31, 2023. For the 2024 period, cash provided by our operations was comprised of net income of $6,409 plus non-cash items totaling $6,340 for depreciation, amortization, stock-based compensation, and deferred taxes, and other non-cash operating expenses, plus $3,887 attributable to a reduction in working capital, driven primarily by the timing of collections and payments.

Cash used in investing activities for the year ended December 31, 2024 was $49,954, comprised of $48,022 for the acquisition of Electrochem and $1,932 for capital expenditures, reflecting investments in equipment for new products transitioning to high-volume manufacturing, as compared to $2,552 capital spending for the year ended December 31, 2023.

Cash provided by financing activities for the year ended December 31, 2024 was $29,860, largely attributable to a $55,000 senior secured term loan upon entering into a new Credit and Security Agreement on October 31, 2024 to fund the acquisition of Electrochem, partially offset by $25,747 in repayments of outstanding indebtedness under the Company’s Amended Credit Agreement including final settlement on October 31, 2024, and costs incurred in connection with issuance of the Credit and Security Agreement totaling $1,392. Cash proceeds on stock option exercises under our stock-based compensation plans provided $1,999 for the year ended December 31, 2024, as compared to $1,248 for the year ended December 31, 2023.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to taxable income. As of December 31, 2024, none of our U.S. net operating loss carryforwards have expired. See Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Going forward, we expect positive operating cash flow and the availability under our credit facilities will be sufficient to meet our obligations for both financing and investing.

Commitments

As of December 31, 2024, the Company had $55,000 outstanding principal on the Term Loan, of which $2,750 is due to be paid in 2025, and no amounts outstanding on the Revolving Credit Facility. The Company is in full compliance with its debt covenants under the Credit Facilities.

As of December 31, 2024, we had made commitments to purchase approximately $752 of production machinery and equipment.

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

Separately priced extended warranty contracts are offered on certain products. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets.

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

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2024. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. The estimated fair value of each reporting unit was determined using a discounted cash flow model. The estimated fair value of each indefinite-lived intangible asset was determined using other income-based valuation models. Significant estimates and assumptions were used to estimate fair value, including our internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. Other key assumptions used to value the trademarks and customer relationships included royalty rates and attrition rates, respectively. The significant estimates and assumptions used in these valuations are subject to judgment based on sources utilized and the assessment of risks related to our internal forecasts. Based on the results of our impairment test, and consideration of qualitative factors, no impairments were identified. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in the significant estimates and assumptions used in our impairment assessment.

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

As of December 31, 2024, we concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized based on management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2031 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2044. As of December 31, 2024, our domestic net operating loss carryforwards and general business tax credits were $15,000 and $3,200, respectively.

As of December 31, 2024, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $9,600, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2024, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,000 which expire 2029 thru 2033, as we believe that it is more likely than not that they will be fully realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

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

.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultralife Corporation and its subsidiaries (the Company) as of December 31, 2024, and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 1, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include: performing retrospective review of prior-year estimates to identify potential bias of management judgements, obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete, and slow-moving inventory, obtaining an understanding of controls related to the reserve for excess, obsolete, and slow-moving inventory, perform brainstorming meeting among the engagement team to determine where the estimate may be susceptible to material misstatement, test management’s calculation of the reserve for excess, obsolete, and slow-moving inventory, including testing the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, evaluate reasonableness and consistency of methodology and assumptions.

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

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include: performing retrospective review of prior-year estimates to identify potential bias of management judgements, obtaining an understanding of the process and assumptions used by management to develop the impairment analysis, obtaining and understanding of controls related to the impairment analysis, performing brainstorming meeting among the engagement team to determine where the estimate may be susceptible to material misstatement, testing management’s impairment analysis, including test the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, evaluate reasonableness and consistency of methodology and assumptions, engaging internal valuation specialist to evaluate assumptions included in the impairment analysis.

Electrochem Business Combination and Purchase Price Allocation

As discussed in Notes 1 and 2 to the financial statements, effective October 31, 2024, the Company acquired all the outstanding shares of Electrochem Solutions, Inc. (Electrochem). The total net purchase price paid for the shares of Electrochem was approximately $48.0 million. The Company applied the acquisition method of accounting for the acquisition. Under this method, identifiable assets acquired, and liabilities assumed are measured at their acquisition-date fair value. The Company used a valuation hierarchy and utilized an independent third-party valuation specialist to determine the fair values used in this allocation. Intangible assets and goodwill represented an allocation of purchase price of the acquired business in the amount of approximately $10.5 million and $7.6 million, respectively.

The Company’s determination of the fair value used for the allocation of the purchase price is based upon assumptions of the future performance of Electrochem and includes work performed by a third-party valuation specialist. Due to the subjectivity involved in estimating the fair values and ultimate allocation of purchase price, we identified the fair value estimates for purchase price allocation of goodwill and intangible assets as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include:  obtaining an understanding of the process and assumptions used by management to develop the estimate of the purchase price allocation, obtaining an understanding of the controls relating to the purchase price allocation, engaging an internal valuation specialist to review/test certain assumptions and approaches used, testing management’s allocation, including test the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, evaluate reasonableness and consistency of methodology and assumptions.

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

We have served as the Company's auditor since 2016.

Rochester, New York

April 1, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Ultralife Corporation's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income  and comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) and our report dated April 1, 2025 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: ineffective control environment due to the lack of accounting personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated April1, 2025 on those financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management has excluded Electrochem Solutions, Inc. (Electrochem) from its assessment of internal controls over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2024.  We have also excluded Electrochem from our audit of internal controls over financial reporting. Electrochem is a wholly owned subsidiary whose net income and total assets (excluding goodwill and other intangible assets which were included in management’s evaluation) represent approximately 14.5% and 16.4%, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2024.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

Rochester, New York

April 1, 2025

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$6,854	$10,278
Trade accounts receivable, net of allowance for expected credit losses of $384 and $300, respectively	29,370	31,761
Inventories, net	51,363	42,215
Prepaid expenses and other current assets	9,573	5,949
Total current assets	97,160	90,203
Property, plant and equipment, net	40,485	21,117
Goodwill	45,006	37,571
Other intangible assets, net	24,557	15,107
Deferred income taxes, net	8,413	10,567
Other noncurrent assets	4,830	3,711
Total assets	$220,451	$178,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,160	$11,336
Current portion of long-term debt	2,750	2,000
Accrued compensation and related benefits	2,911	3,115
Accrued expenses and other current liabilities	9,470	7,279
Total current liabilities	29,291	23,730
Long-term debt, net	51,502	23,624
Deferred income taxes	1,443	1,714
Other noncurrent liabilities	4,028	3,781
Total liabilities	86,264	52,849

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,069,079 shares and 20,783,607 shares, respectively; outstanding – 16,632,965 shares and 16,347,493 shares, respectively	2,107	2,078
Capital in excess of par value	191,828	189,160
Accumulated deficit	(34,442)	(40,754)
Accumulated other comprehensive loss	(4,006)	(3,660)
Treasury stock - at cost; 4,436,114 shares and 4,436,114 shares, respectively	(21,492)	(21,492)
Total Ultralife Corporation equity	133,995	125,332
Non-controlling interest	192	95
Total stockholders’ equity	134,187	125,427

Total liabilities and stockholders' equity	$220,451	$178,276

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2024	2023

Revenues	$164,456	$158,644
Cost of products sold	122,142	119,444
Gross profit	42,314	39,200

Operating expenses:
Research and development	8,268	7,531
Selling, general and administrative	24,081	22,194
Total operating expenses	32,349	29,725

Operating income	9,965	9,475

Other expense (income):
Interest and financing expense	1,940	2,016
Miscellaneous income	(276)	(1,658)
Total other expense, net	1,664	358

Income before income taxes	8,301	9,117
Income tax provision	1,892	1,951

Net income	6,409	7,166

Net income (loss) attributable to non-controlling interest	97	(31)

Income attributable to Ultralife Corporation	6,312	7,197

Other comprehensive (loss) income:
Foreign currency translation adjustments	(346)	90

Comprehensive income attributable to Ultralife Corporation	$5,966	$7,287

Net income per share attributable to Ultralife Corporation common stockholders – Basic	$.38	$.44

Net income per share attributable to Ultralife Corporation common stockholders – Diluted	$.38	$.44

Weighted average shares outstanding – Basic	16,555	16,214
Weighted average shares outstanding – Diluted	16,767	16,226

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common stock
	Number of shares	Amount	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Non- controlling interest	Total

Balance – December 31, 2022	20,570,710	$2,057	$187,405	$(3,750)	$(47,951)	$(21,484)	$126	$116,403

Net loss					7,197		(31)	7,166
Stock option exercises	210,397	21	1,227			-		1,248
Stock-based compensation -stock options			522					522
Stock-based compensation -restricted stock			6					6
Vesting of restricted stock	2,500	-	-			(8)		(8)
Foreign currency translation adjustments				90				90

Balance – December 31, 2023	20,783,607	2,078	189,160	(3,660)	(40,754)	(21,492)	95	125,427

Net income					6,312		97	6,409
Stock option exercises	285,472	29	1,970			-		1,999
Stock-based compensation -stock options			640					640
Stock-based compensation -restricted stock			58					58
Foreign currency translation adjustments				(346)				(346)

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$6,409	$7,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,125	3,022
Amortization of intangible assets	1,032	889
Amortization of financing fees	91	64
Debt modification expense	162	-
Stock-based compensation	698	528
Deferred income tax expense	1,232	1,301
Changes in operating assets and liabilities:
Accounts receivable	7,599	(3,890)
Inventories	(109)	(943)
Prepaid expenses and other assets	(3,754)	(3,098)
Income taxes receivable and payable	(64)	(142)
Accounts payable and other liabilities	215	(2,968)
Net cash provided by operating activities	16,636	1,929

INVESTING ACTIVITIES:
Purchase of Electrochem	(48,022)	-
Purchases of property, plant and equipment	(1,932)	(2,552)
Net cash used in investing activities	(49,954)	(2,552)

FINANCING ACTIVITIES:
Borrowings on credit facility	55,000	7,250
Payment of credit facilities	(25,747)	(3,000)
Payment of debt issuance costs	(1,392)	-
Proceeds from exercise of stock options	1,999	1,248
Tax withholdings on stock-based awards	-	(8)
Net cash provided by financing activities	29,860	5,490

Effect of exchange rate changes on cash	34	(302)

(DECREASE) INCREASE IN CASH	(3,424)	4,565

Cash - Beginning of year	10,278	5,713
Cash - End of year	$6,854	$10,278

Supplemental cash flow information:
Construction in process in accounts payable	$248	$347
Income taxes paid	$722	$769
Interest paid	$1,855	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.	Description of Business

As used in this annual report, unless otherwise indicated, the terms the “Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and its wholly owned subsidiaries ABLE New Energy Co., Limited and its wholly owned subsidiary ABLE New Energy Co., Ltd (collectively “ABLE”); Ultralife UK LTD and its wholly owned subsidiary Accutronics Ltd (collectively “Accutronics”); Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly owned subsidiary, CLB, Inc. (collectively “SWE”); Ultralife Excell Holding Corp. (“UEHC”) and its wholly owned subsidiary Excell Battery Corporation USA (collectively “Excell Battery USA”); Ultralife Canada Holding Corp (wholly owned by UEHC, “UCHC”) and its wholly owned subsidiary Excell Battery Canada ULC (“Excell Battery Canada”); Electrochem Solutions, Inc. (“Electrochem”); and its majority-owned joint venture Ultralife Batteries India Private Limited (“Ultralife India”).

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation and its wholly owned subsidiaries ABLE, Accutronics, Ultralife Batteries (UK) Ltd., SWE, Excell, Electrochem, and its majority-owned joint venture Ultralife India. Intercompany accounts and transactions have been eliminated in consolidation.

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2024 and 2023.

e.	Cash

Our cash balances may at times exceed federally insured limits. We have not experienced any losses in these accounts and believe we are not exposed to any significant risk with respect to cash.

f.	Accounts Receivable and Allowance for Expected Credit Losses

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Payment terms are generally thirty (30) to sixty (60) days. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for expected credit losses. We evaluate the adequacy of our allowance for expected credit losses quarterly. Accounts outstanding for longer than contractual payment terms are considered past due and are reviewed for collectability. We maintain reserves for potential credit losses based upon our historical experience, aging profile and general market conditions. Receivable balances are written off when collection is deemed unlikely.

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets.

As of December 31, 2024, there was deferred revenue on extended warranty contracts of $1,153, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $855 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

l.	Warranty Reserves

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold. Standard warranty costs are recognized upon product sale. Extended warranty costs are recognized over the term of the contract. Provision for warranty costs is recorded in accrued expenses and other current liabilities and other noncurrent liabilities on our consolidated balance sheets based on the duration of the warranty.

m.	Shipping and Handling Costs

Costs incurred by us related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

n.	Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2024 and 2023.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2024 and 2023, we expended $9,549 and $8,587, respectively, on research and development, including costs of $1,281 and $1,056, respectively, on customer sponsored research and development activities, which are included in cost of products sold.

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

r.	Concentration Related to Customers and Suppliers

One of our customers, a large global defense primary contractor, comprised 23% and 15% of our total consolidated revenues for 2024 and 2023, respectively. Revenues for this customer represented 24% and 18% of our total Battery & Energy Products segment revenues for 2024 and 2023, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years.

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

The fair value of financial instruments approximated their carrying values at December 31, 2024 and 2023. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2024, there were 770,376 outstanding stock options and 38,386 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 212,197 potential common shares included in the calculation of diluted EPS. There were 336,060 outstanding stock options for the year ended December 31, 2024 not included in EPS as the effect would be antidilutive.

For the comparable year ended December 31, 2023, there were 111,247 outstanding stock options and 4,029 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 12,661 potential common shares included in the calculation of diluted EPS. There were 1,139,348 outstanding stock options for the year ended December 31, 2023 not included in EPS as the effect would be antidilutive.

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

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to expand the disclosure requirements for reportable segments. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment operating profit (loss). This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this new accounting standard did not have an impact on the Company's results of operations, financial position or cash flows.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual reporting period beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

Note 2 – Acquisition

On October 31, 2024, the Company completed the acquisition of all issued and outstanding shares of Electrochem Solutions, Inc., a Massachusetts corporation (“Electrochem”), pursuant to a stock purchase agreement (the “Agreement”) with Greatbatch Ltd., a New York corporation (the “Seller”), dated September 27, 2024 (the “Acquisition”). The Agreement established a purchase price of $50,000 for the Acquisition subject to customary working capital adjustments. The Company completed the Acquisition for $48,022 in cash, inclusive of working capital adjustments of $1,978.

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

The Company funded the purchase price for the Acquisition through the New Credit Agreement (refer to Note 3).

The Acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill. Management is responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective. The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is subject to change should additional information existing as of the acquisition date about the fair value of the assets acquired and liabilities assumed become known. The final purchase price allocation may reflect material changes in the valuation of assets acquired and liabilities assumed, including but not limited to intangible assets, fixed assets, deferred taxes, and residual goodwill.

Accounts receivable	$5,270
Inventories	9,172
Prepaid expenses and other current assets	251
Property, plant and equipment	20,735
Goodwill	7,558
Other intangible assets	10,500
Other noncurrent assets	237
Accounts payable	(2,231)
Accrued compensation and related benefits	(1,561)
Accrued expenses and other current liabilities	(904)
Deferred tax liability, net	(748)
Other noncurrent liabilities	(257)
Net assets acquired	$48,022

The goodwill included in the Company’s purchase price allocation presented above represents the value of Electrochem’s assembled and trained workforce, the incremental value that Excell engineering and technology will bring to the Company and the revenue growth which is expected to occur over time which is attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

Other intangible assets were valued using the income approach which requires a forecast of all expected future cash flows and the use of certain assumptions and estimates. The following table summarizes the estimated fair value and annual amortization for each of the identifiable intangible assets acquired.

			Annual Amortization
	Estimated Fair Value	Amortization Period (Years)	Year 1	Year 2	Year 3	Year 4	Year 5
Trade name	$5,300	15	$353	$353	$353	$353	$353
Customer relationships	5,100	15	340	340	340	340	340
Patents and technology	100	5	20	20	20	20	20
Total	$10,500		$713	$713	$713	$713	$713

We acquired right-of-use assets and assumed operating lease liabilities of $230. Right-of-use assets are classified as other noncurrent assets, and current and long-term lease liabilities are classified as accrued expenses and other current liabilities and other noncurrent liabilities, respectively, on the Company’s consolidated balance sheets.

The operating results and cash flows of Electrochem are reflected in the Company’s consolidated financial statements from the date of acquisition. Electrochem is included in the Battery & Energy Products segment.

For the year ended December 31, 2024, subsequent to the October 31, 2024 acquisition date, Electrochem contributed revenue of $6,062 and net income of $932, inclusive of a $120 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and amortization expense of $119 on acquired identifiable intangible assets.

During the year ended December 31, 2024, the Company incurred transaction costs and other non-recurring expenses of $1,294 directly attributable to the acquisition, including one-time accounting, legal and due diligence services. These costs are included in selling, general and administrative expense on the consolidated statement of income and comprehensive income for the year ended December 31, 2024.

The following supplemental pro forma information presents the combined results of operations, inclusive of the acquisition accounting adjustments and one-time expenses described above, as if the acquisition of Electrochem had been completed on January 1, 2023, the beginning of the comparable prior period.

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

Set forth below are the unaudited supplemental pro forma results of the Company and Electrochem for the years ended December 31, 2024 and 2023 as if the acquisition had occurred as of January 1, 2023.

	Year Ended December 31,
	2024	2023
Revenue	$188,724	$197,777
Operating income	9,139	7,350
Net income attributable to Ultralife Corporation	3,618	2,780
Net income per share attributable to Ultralife Corporation:
Basic	$.22	$.17
Diluted	$.22	$.17

Note 3 – Debt

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

The New Credit Agreement, among other things, provides in its term loan provisions for a 5-year, $55 million senior secured term loan (the “Term Loan” or “Term Loan Facility”). The Term Loan is subject to repayment in quarterly installments commencing March 31, 2025 in amounts as set forth in the New Credit Agreement. Interest is payable on the unpaid principal outstanding under the Term Loan. All amounts of unpaid principal and accrued and unpaid interest remaining due under the Term Loan are scheduled to be paid in full October 31, 2029.

Upon closing of the Acquisition on October 31, 2024, the Company borrowed the full amount of the Term Loan Facility.

As of December 31, 2024, the Company had $55,000 outstanding principal on the Term Loan, $2,750 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of December 31, 2024, unamortized debt issuance costs associated with the Term Loan of $748 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $514 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 7.07% as of December 31, 2024.

The Company must pay a fee of twenty, twenty-five or thirty basis points (depending on the consolidated senior leverage ratio in effect from time to time) based on the average daily unused availability under the Revolving Credit Facility.

The Company must make payments to the extent borrowings exceed the maximum amount then permitted to be borrowed and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

Future minimum principal repayment obligations on our Amended Credit Facilities as of December 31, 2024 are as follows:

2025	$2,750
2026	4,125
2027	5,500
2028	5,500
2029	37,125
Total	$55,000

Note 4 - Supplemental Balance Sheet Information

a.	Cash and Restricted Cash

The composition of the Company’s cash was as follows.

	December 31,
	2024	2023
Cash	$6,854	$10,196
Restricted cash	-	82
Total	$6,854	$10,278

As December 31, 2023, restricted cash of $82 represented euro-denominated deposits withheld by the Dutch tax authorities and third-party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. During the year ended December 31, 2024, the deposits were returned to the Company and no longer restricted. As of December 31, 2024, there was no cash classified as restricted cash. Restricted cash as of December 31, 2023 is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

b.	Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2024	2023
Raw materials	$36,035	$29,098
Work in process	4,501	3,187
Finished products	10,827	9,930
Total	$51,363	$42,215

c.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2024	2023
Land	$4,693	$1,273
Buildings and leasehold improvements	30,109	15,998
Machinery and equipment	60,986	57,584
Furniture and fixtures	3,067	2,845
Computer hardware and software	7,990	7,868
Construction in progress	2,077	2,033
	108,922	87,601
Less: Accumulated depreciation	(68,437)	(66,484)
Total	$40,485	$21,117

Depreciation expense was $3,125 and $3,022 for the years ended December 31, 2024 and 2023, respectively.

d.	Goodwill and Other Intangible Assets

The Company conducted its annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2024. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. Based on the results of our quantitative impairment tests, and consideration of qualitative factors as of our test date and December 31, 2024, no impairment was identified.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2024 and 2023:

	Battery & Energy Products	Communications Systems	Total
Balance – January 1, 2024	$26,078	$11,493	$37,571
Acquisition of Electrochem	7,558	-	7,558
Effect of foreign currency translation	(123)	-	(123)
Balance – December 31, 2024	$33,513	$11,493	$45,006

The composition of intangible assets was:

	December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$18,154	$7,296	$10,858
Trade names	9,942	813	9,129
Patents and technology	5,690	5,428	262
Trademarks	3,399	-	3,399
Other	1,500	591	909
Total other intangible assets	$38,685	$14,128	$24,557

	December 31, 2023
	Cost	Accumulated amortization	Net
Customer relationships	$13,092	$6,656	$6,436
Trade names	4,647	647	4,000
Patents and technology	5,606	5,322	284
Trademarks	3,402	-	3,402
Other	1,500	515	985
Total other intangible assets	$28,247	$13,140	$15,107

The change in the cost value of other intangible assets is a result of the Electrochem acquisition (Note 2) and the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2024	2023
Selling, general and administrative expense	$929	$792
Research and development expense	103	97
Total	$1,032	$889

Future amortization expense of amortizable intangible assets will be approximately $1,620, $1,486, $1,486, $1,486 and $1,465 for the five fiscal years ending December 31, 2025 through 2029, respectively.

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

As of December 31, 2024, we have made commitments to purchase approximately $752 of production machinery and equipment.

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

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold. Standard warranty costs are recognized upon product sale. Extended warranty costs are recognized over the term of the contract. The following table summarizes the warranty activity for the years ended December 31, 2024 and 2023:

	2024	2023
Accrued warranty obligations – beginning	$547	$323
Accruals for warranties issued	1,149	458
Settlements made	(809)	(234)
Accrued warranty obligations - ending	$887	$547

Note 6 – Stock-Based Compensation

We recorded non-cash stock compensation expense in each period as follows:

	Year ended December 31,
	2024	2023
Stock options	$640	$522
Restricted stock	58	6
Total	$698	$528

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

On July 16, 2024, our stockholders approved the 2024 Long-Term Incentive Plan (“2024 LTIP”) as the successor plan to the 2014 Long-Term Incentive Plan (“2014 LTIP”) that expired on June 2, 2024. Under the 2024 LTIP, a total of 2,000,000 shares of common stock were made available for grant of awards.. Of the total number of shares of common stock available for awards under the 2024 LTIP, no more than 800,000 shares of common stock may be used for awards other than stock options and stock appreciation rights. Grants under the 2024 LTIP may be awarded through July 15, 2034.

Stock options granted under the 2024 LTIP and 2014 LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Stock options vest in equal installments on the first, second and third anniversaries of the grant date and expire on the seventh anniversary of the grant date. As of December 31, 2024, there were 258,060 stock options outstanding under the 2024 LTIP and 848,376 stock options outstanding under the 2014 LTIP.

As of December 31, 2024, there was $1,108 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 2.1 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Risk-free interest rate	4.3%	4.1%
Volatility factor	58%	57%
Weighted average expected life (years)	4.7	4.9
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on historical experience of similar awards and consideration of the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. Forfeiture rates are calculated by dividing unvested shares forfeited by beginning shares outstanding. The pre-vesting forfeiture rate is calculated yearly and is determined based on historical experience.

The following tables summarize data for the stock options issued by us:

Year ended December 31, 2024
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,250,595	$7.10
Options granted	261,520	7.85
Options exercised	(298,293)	7.08
Options forfeited or expired	(107,386)	8.41
Shares under option – December 31	1,106,436	$7.15	4.53	$741
Vested and expected to vest - December 31	1,003,942	$7.17	4.36	$674

Options exercisable – December 31	625,826	$7.18	3.18	$477

Year ended December 31, 2023
	Number of shares	Weighted average exercise price per share
Shares under option – January 1	1,425,693	$6.72
Options granted	231,650	6.69
Options exercised	(254,393)	5.83
Options forfeited or expired	(152,355)	5.06
Shares under option – December 31	1,250,595	$7.10

Options exercisable – December 31	789,209	$7.56

The following table represents additional information about stock options outstanding at December 31, 2024:

			Option outstanding			Options exercisable
Range of exercise prices			Number of outstanding options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$4.07	-	$6.51	316,702	4.01	$5.68	235,589	$5.83
$6.84	-	$6.97	317,594	5.21	6.88	176,157	6.92
$7.86	-	$7.86	258,060	6.95	7.86	0	0
$8.25	-	$9.85	214,080	1.37	8.89	214,080	8.89

$4.07	-	$9.85	1,106,436	4.53	$7.15	625,826	$7.18

The weighted average fair value of options granted during the years ended December 31, 2024 and 2023 was $4.08 and $3.48, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2024 and 2023 was $1,007 and $556, respectively.

Cash received from stock option exercises under our stock-based compensation plans for the years ended December 31, 2024 and 2023 was $1,999 and $1,248, respectively.

Restricted stock awards vest in equal annual installments over three years. The Company granted restricted stock awards of 35,700 shares and 4,029 shares for the years ended December 31, 2024 and 2023, respectively. The average grant date fair value of restricted stock awards was $8.71 and $7.45 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $280 of total unrecognized compensation costs related to outstanding restricted shares.

There were 1,707,440 shares of common stock available for future issuance under equity compensation plans as of December 31, 2024.

Note 7 - Income Taxes

For the years ended December 31, 2024 and 2023, we recognized an income tax provision of $1,892 and $1,951, respectively.

	Year ended December 31,
	2024	2023
Current:
Domestic	$50	$27
Foreign	610	623
	660	650
Deferred:
Domestic	1,371	1,466
Foreign	(139)	(165)
	1,232	1,301
Total income tax provision	$1,892	$1,951

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,817	$8,515
Research and development	4,894	3,536
Tax credit carryforwards	3,180	2,898
Inventory reserves	2,859	1,794
Intangible assets	1,678	1,596
Accrued expenses and other	1,539	1,115
Total deferred tax assets	19,964	19,454
Valuation allowance for deferred tax assets	(2,404)	(2,441)
Net deferred tax assets	17,563	17,013

Deferred tax liabilities:
Intangible assets	(9,480)	(8,095)
Property, plant and equipment	(1,113)	(65)
Total deferred tax liabilities	(10,593)	(8,160)

Net deferred tax assets	$6,970	$8,853

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	December 31,
	2024	2023

Deferred tax assets, net	$8,413	$10,567
Deferred tax liabilities	(1,443)	(1,714)
	$6,970	$8,853

For financial reporting purposes, net income from continuing operations before income taxes is as follows:

	Year ended December 31,
	2024	2023
United States	$7,044	$7,294
Foreign	1,257	1,823
	$8,301	$9,117

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year ended December 31,
	2024	2023

Statutory income tax rate	21.0%	21.0%
Increase (decrease) in tax provision resulting from:
Equity compensation	0.5	0.4
Global intangible low-taxed income	0.7	1.4
China R&D deduction	(1.1)	(1.0)
Income tax credits	(3.6)	(3.3)
Tax rate changes	(0.1)	-
Foreign exchange loss	0.8	-
Foreign tax rates	2.3	1.7
States taxes	1.1	0.8
Transaction costs	0.7	-
Other	0.5	0.4
Effective income tax rate	22.8%	21.4%

As of December 31, 2024, it was concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized based on management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which expire 2031 thru 2035, and our general business tax credit carryforwards, which expire 2028 thru 2044. As of December 31, 2024, our domestic net operating loss carryforwards and general business tax credits were $15,000 and $3,200, respectively.

As of December 31, 2024, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $9,600, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2024, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,000 which expire 2029 thru 2033, as we believe that it is more likely than not that they will be fully realized.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2024 and 2023.

As of December 31, 2024, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2021 thru 2023 remain subject to IRS examination. Our U.S. tax matters for 2001-2002, 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2014 thru 2023 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2014 thru 2023 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 8 – Operating Leases

The Company has operating leases predominantly for operating facilities. As of December 31, 2024, the remaining lease terms on our operating leases range from approximately one (1) year to seven (7) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Year ended December 31,
	2024	2023
Operating lease cost	$1,101	$1,016
Variable lease cost	100	114
Total lease cost	$1,201	$1,130

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,108	$1,036
Right-of-use assets obtained in exchange for lease liabilities:	$1,706	$2,192

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$4,153	$3,589

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,138	$894
Operating lease liability, net of current portion	Other noncurrent liabilities	2,998	2,644
Total operating lease liability		$4,136	$3,538

Weighted-average remaining lease term (years)		4.5	5.3

Weighted-average discount rate		6.7%	4.5%

Future minimum lease payments as of December 31, 2024 are as follows:

Maturity of Operating Lease Liabilities
2025	$1,178
2026	1,035
2027	981
2028	965
2029	507
Thereafter	107
Total lease payments	$4,773
Less: Imputed interest	(637)
Present value of remaining lease payments	$4,136

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the years ended December 31, 2024 and 2023, the Company matched 100% on the first 3% and 50% on the next 2% contributed by the employee, or a maximum of 4% of the employee’s income. For 2024 and 2023, we contributed $771 and $678, respectively, to the 401(k) plan.

Note 10 - Business Segment Information

We structure our operations primarily around the products we sell and report our financial results in following two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design.

Our Chief Operating Decision Maker (“CODM”) is Mike Manna, President & Chief Executive Officer.  Both of our business segments are regularly reviewed by the CODM through weekly revenue, gross margin and consolidated financial forecast updates, bi-weekly business and financial reviews to assess business performance, top priorities, utilization of resources and to regularly communicate with segment management, who are part of the CODM’s executive leadership team, and monthly meetings with the executive leadership team.  In his role as CODM, Mr. Manna is deeply involved in business operations through daily updates by the segment management and ongoing financial, revenue and operations discussions.

The primary financial measures used by the CODM to monitor and evaluate the performance of the operating segments is segment contribution, as defined by gross profit less direct research and development (“R&D”) and direct selling, general and administrative (“SG&A”) expenses. This metric is used as a consistent benchmark for comparison across reporting periods.

Corporate general and administrative (“G&A”) expenses, including costs associated with our acquisitions, include corporate functions including board of directors, executive officers, accounting & finance, human resources, legal, information technology and their related functional expenses.  These costs are not directly allocable to the business segments.

2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$144,081	$20,375	$-	$164,456
Cost of products sold	(107,764)	(14,378)	-	(122,142)
Gross profit	36,317	5,997	-	42,314
Direct R&D and SG&A expenses	(17,320)	(4,806)	-	(22,126)
Segment contribution	18,997	1,191	-	20,188
Corporate G&A expenses	-	-	(10,223)	(10,223)
Operating profit				9,965
Other expense, net			(1,664)	(1,664)
Income tax provision			(1,892)	(1,892)
Non-controlling interest			(97)	(97)
Net income attributable to Ultralife				$6,312

Total assets	$173,954	$26,876	$19,621	$220,451
Capital expenditures	$1,261	$513	$158	$1,932
Goodwill	$33,513	$11,493	$-	$45,006
Depreciation and amortization of intangible assets	$3,676	$237	$244	$4,157
Stock-based compensation	$383	$96	$219	$698

2023:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$129,953	$28,691	$-	$158,644
Cost of products sold	(99,178)	(20,266)	-	(119,444)
Gross profit	30,775	8,425	-	39,200
Direct R&D and SG&A expenses	(16,499)	(4,467)	-	(20,966)
Segment contribution	14,276	3,958	-	18,234
Corporate G&A expenses	-	-	(8,759)	(8,759)
Operating profit				9,475
Other expense, net			(358)	(358)
Income tax provision			(1,951)	(1,951)
Non-controlling interest			31	31
Net income attributable to Ultralife				$7,197

Total assets	$124,411	$28,873	$24,992	$178,276
Capital expenditures	$2,064	$118	$370	$2,552
Goodwill	$26,078	$11,493	$-	$37,571
Depreciation and amortization of intangible assets	$3,336	$183	$392	$3,911
Stock-based compensation	$336	$74	$118	$528

Long-lived assets (comprised of property, plant and equipment; goodwill; and other intangible assets) held outside the U.S., principally in Canada, United Kingdom and China, were $22,306 and $23,709 as of December 31, 2024 and 2023, respectively.

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Year ended December 31, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$144,081	$102,082	$41,999
Communications Systems	20,375	-	20,375
Total	$164,456	$102,082	$62,374
		62%	38%

Year ended December 31, 2023:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$129,953	$100,842	$29,111
Communications Systems	28,691	-	28,691
Total	$158,644	$100,842	$57,802
		64%	36%

U.S. and Non-U.S. Revenue Information1:

Year ended December 31, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$144,081	$82,227	$61,854
Communications Systems	20,375	14,813	5,562
Total	$164,456	$97,040	$67,416
		59%	41%

Year ended December 31, 2023:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$129,953	$64,120	$65,833
Communications Systems	28,691	17,276	11,415
Total	$158,644	$81,396	$77,248
		51%	49%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Management has concluded that our disclosure control and procedures were not effective as of December 31, 2024, as a result of a material weakness in our internal control over financial reporting, as described below.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2024 and December 31, 2023 and the consolidated results of operations and cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting – Management, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In accordance with guidance issued by the SEC, registrants are permitted to exclude acquisitions from the final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred while integrating the acquired operations. Our management’s evaluation of internal control over financial reporting excluded Electrochem which we acquired on October 31, 2024, as discussed in Note 2 to the consolidated financial statements. Total net income of Electrochem from the date of acquisition included in our consolidated results represented 14.5% of our consolidated net income for the year ended December 31, 2024. Total assets of Electrochem (excluding acquired goodwill and other intangible assets which were included in management’s evaluation) represented 16.4% of our consolidated total assets as of December 31, 2024.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, we have concluded that, while we believe that the Consolidated Financial Statements included in this Annual Report on Form 10-K are free of material misstatement, there is a material weakness in our internal control over financial reporting attributable to our need for additional accounting personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company both organic and through acquisitions.  As a result of the material weakness identified, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Freed Maxick P.C., our independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Efforts to Address the Material Weaknesses – Management has already taken steps to remediate our identified material weakness and will continue to take further steps until the remediation is complete. The Company is currently seeking to hire additional personnel including certified public accountants to augment the experience and expertise of our accounting team and provide for a full complement of resources commensurate with the Company’s continued growth. During the fourth quarter of 2024, we hired a highly experienced individual as VP of Financial Growth, Transition & Efficiency and in the first quarter of 2025 we hired a Controller for Electrochem.  Until all of the necessary resources are in place, expected to occur in 2025, the current members of our accounting team will continue their best efforts to provide additional oversight. We believe that with this interim additional oversight, coupled with the additional personnel we are in the process of recruiting and hiring, will allow us to execute business process controls more quickly and ensure a greater level of monitoring whether controls are present and functioning.

Remediation will be deemed complete once our corrective actions are fully implemented and further evaluation is performed, including testing, to conclude that our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting –There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls – Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.      OTHER INFORMATION

None.

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2025 Annual Meeting of Stockholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,106,436	$7.15	1,707,440
Equity compensation plans not approved by security holders	-	-	-
Total	1,106,436	$7.15	1,707,440

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

Auditor information:

Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

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

Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2013
10.9	Stock Purchase Agreement dated September 27, 2024	Exhibit 10.1 of the Form 8-K filed on October 3, 2024
10.10	Credit and Security Agreement dated as of October 31, 2024	Exhibit 10.2 of the Form 8-K filed on November 6, 2024
21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
97.1	Ultralife Corporation Policy for the Recovery of Erroneously Awarded Compensation	Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024 and December 31, 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and December 31, 2023, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 1, 2025	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2025	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 1, 2025	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 1, 2025	/s/ Janie Goddard
Janie Goddard (Director)

Date: April 1, 2025	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 1, 2025	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 1, 2025	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)