Form 10-K/A
period 2024-12-31
ULTRALIFE CORP
filed 2025-04-28
CIK 875657

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

As of April 25, 2025, the registrant had 16,632,965 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2024 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025 (the “Original Form 10-K”), is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Original Form 10-K. This information from Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about May 27, 2025 as we are holding our 2025 Annual Stockholders’ Meeting (the “Meeting”) on July 16, 2025.

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

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information concerning our directors as of April 25, 2025.

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael E. Manna	55	Mr. Manna has served as our President and Chief Executive Officer and as a director of the Company since November 22, 2022. Mr. Manna has almost thirty years’ experience in the battery industry, all with Ultralife Corporation. He joined the Company in 1993 and held numerous leadership positions of increasing responsibility in engineering, operations, product management, research & development and sales. Most recently, Mr. Manna served as President, Battery & Energy Products and continues in his leadership of this business segment. Mr. Manna is a well-recognized expert in rechargeable and primary battery cell design across multiple chemistries in both commercial and government/defense markets. He has been awarded several patents for the Company and was a key member of the Company’s team that delivered the first Lithium-Ion Polymer Cell to the market. Mr. Manna has a BS degree in Computer Science from Rochester Institute of Technology. Mr. Manna has been nominated for election to our Board of Directors because of his battery industry expertise and his demonstrated leadership as President and Chief Executive Officer of the Company.

Janie Goddard	54

Ms. Goddard has been a director of the Company since February 21, 2023. Since October 2023, Ms. Goddard has served as the CEO of ICM Controls Corporation, an advanced manufacturing company. ICM provides electronic controls, components, and sub-systems for industrial applications. Prior to ICM, Ms. Goddard served as a Divisional Chief Executive for the Environmental and Analysis Sector at Halma plc, a global group of technology companies and as a Divisional Chief Executive of Halma’s Medical and Environmental Sector from 2019 - 2023. Prior to Halma, Ms. Goddard served in leadership roles at Novanta, Covidien (acquired by Medtronic), and Johnson & Johnson. Ms. Goddard also serves on the board of directors of Methode Electronics, Inc., a public company (NYSE: MEI) that develops and manufactures custom solutions for automotive and industrial markets. She received a B.S. in Business Administration from Washington University in St. Louis and an M.B.A. from Harvard Business School. Ms. Goddard has been nominated for election to our Board of Directors because of her strong track record of profit and loss leadership within global companies, her background in commercial execution, strategic marketing, product development and in mergers and acquisitions.

Thomas L. Saeli	68	Mr. Saeli has been a director of the Company since March 2010. In March 2024, Mr. Saeli retired from JRB Enterprises / Duro-Last Inc, where since 2011, he had served in the positions of Chief Executive Officer, President and a director. JRB Enterprises / Duro-Last Inc is a diversified manufacturer of primarily low slope commercial roofing systems which was sold to Holcim Inc one year prior to his retirement. From 2009 to 2011, Mr. Saeli was a consultant to international corporate clients on matters involving business development strategies, acquisitions and operations. He previously served as Chief Executive Officer and a director of Noble International, Ltd., an international automotive supplier. Prior to that, Mr. Saeli was Vice President of Corporate Development for Lear Corporation, an international automotive supplier. Mr. Saeli has served on boards of various privately held businesses and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business. Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	68

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

Bradford T. Whitmore	68

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds 3.1% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 37.3% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our named executive officers are appointed annually by our Board of Directors. Our named executive officers for the year ended December 31, 2024 were:

●	Michael E. Manna, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

There were no other individuals who meet the definition of Named Executive Officer.

Mr. Manna’s information is set forth above with the other directors. Certain information with respect to our other named executive officer for fiscal 2024 is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	70	Mr. Fain was named our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. He previously served as Vice President of Business Development, having joined us in February 2008. Prior to joining us, he was the Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance – Ray-Ban Sunoptics for Luxottica, SpA. Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the world’s most sought-after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his BA in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

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

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2024, our Board of Directors held four meetings and the committees of our Board of Directors held a total of thirteen meetings. During 2024, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: 1) the total number of meetings of the Board; and 2) the total number of meetings held by all committees of the Board on which he or she served.

Our Board of Directors has adopted a charter for each of the three standing committees that addresses the composition and function of each committee and has also adopted Corporate Governance Principles that address the composition and function of the Board of Directors. These charters and Corporate Governance Principles are available on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.” Pursuant to our Corporate Governance Principles, it is our policy that directors retire from service at the annual meeting following their 70th birthday, unless the Director owns greater than 5% of the outstanding common shares of the Company upon which the Director’s retirement age increase to seventy-five (75).

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

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Janie Goddard and Robert W. Shaw II. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the Audit and Finance Committee reviews the qualifications and independence of the independent registered public accounting firm. The Audit and Finance Committee meets with our Chief Financial Officer and Treasurer, our Corporate Controller and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The Audit and Finance Committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met four times during 2024.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ’s listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Janie Goddard (Chair), Thomas L. Saeli and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes annual recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met five times during 2024.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Janie Goddard and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers appointed by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Both the Ultralife Corporation 2014 Long-Term Incentive Plan (“2014 LTIP”) and the Ultralife Corporation 2024 Long-Term Incentive Plan (the “2024 LTIP”) are administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2024.

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

The Corporate Development and Governance Committee reviews the credentials of potential director candidates, including those recommended by stockholders, in deciding whether to conduct a full evaluation of a candidate. The Corporate Development and Governance Committee considers the composition, size and diversity of the existing Board of Directors, along with other factors such as any anticipated vacancies due to retirement or other reasons and the Company’s need for a person with specific skills, experiences or attributes, in making its determination to conduct a full evaluation of a candidate. As part of the full evaluation process, the Corporate Development and Governance Committee may conduct interviews, obtain additional background information and conduct reference checks of candidates. The Corporate Development and Governance Committee may also ask the candidate to meet with management and other members of our Board of Directors.

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

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2024. In addition, our standing committees meet in executive session on a regular basis.

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

Insider Trading Policy

Our Insider Trading Compliance Policy (the “Policy”) applies to all members of our Board of Directors, Corporate Officers and employees, and prohibits them from (i) trading on material non-public information relating to the Company, (ii) trading during Company black-out periods and (iii) providing material non-public information regarding the Company to anyone outside of the Company.  The Policy establishes four scheduled black-out periods relative to the Company’s periodic report filings with the Securities and Exchange Commission each year and identifies events that will result in unscheduled black-out periods.

The Policy is designed to promote compliance with insider trading laws, rules and regulations, and the Company’s listing requirements. The Compensation Committee of the Board of Directors ensures that equity awards are not granted during any scheduled or non-scheduled black-out periods.  Equity awards, including options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or equity grant dates.

A copy of the Policy is filed or incorporated by reference as  Exhibit 19.1 to our Annual Report on Form 10-K.

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

Annual Retainers

Each non-employee director will receive an annual cash retainer of $73,500, except for the Board Chair, who will receive an annual cash retainer of $108,000, for the period July 1, 2024 through June 30, 2025, For the July 1, 2023 through June 30, 2024 period, each non-employee director received an annual cash retainer of $70,040, except for the Board Chair, who received an annual cash retainer of $103,000. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2024 to June 30, 2025 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$7,300	$18,100
Compensation and Management Committee	$7,300	$18,100
Corporate Development and Governance Committee	$7,300	$18,100

Annual retainers for Board committee service for the period July 1, 2023 to June 30, 2024 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,950	$17,250
Compensation and Management Committee	$6,950	$17,250
Corporate Development and Governance Committee	$6,950	$17,250

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2024, we paid our non-employee directors an aggregate $411,578.

Our non-employee directors have stock ownership guidelines that require them to each maintain ownership of at least $40,000 of our common stock based on the average price of the shares at the time of purchase as reported in the corresponding Form 4 filings. Newly elected directors have two years from their election to the Board to achieve the stock ownership requirement. Currently, all our non-employee directors meet the stock ownership guidelines. Refer to the Executive Officer Compensation section contained herein for stock ownership guidelines for our named executive officers.

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2024.

Name	Fees Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings (5)	All Other Compensation ($) (6)	Total ($)
Janie Goddard	102,443	-	-	-	-	-	102,443
Thomas L. Saeli	102,443	-	-	-	-	-	102,443
Robert W. Shaw II	102,443	-	-	-	-	-	102,443
Bradford T. Whitmore	104,250	-	-	-	-	-	104,250
	411,578	-	-	-	-	-	411,578

(1)	Amounts shown represent cash compensation earned during 2024. Amounts may differ from amounts paid in 2024 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2024 or outstanding at December 31, 2024.

(3)	There were no option awards granted to our non-employee directors during 2024 or outstanding at December 31, 2024.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2024.

(5)	No non-qualified deferred compensation earnings were accrued for our non-employee directors for the fiscal year ended December 31, 2024.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2024.

Michael E. Manna, our current President and Chief Executive Officer was ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our named executive officers.

Executive Officer Compensation

We have determined that Mr. Manna and Mr. Fain were our named executive officers for 2024.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis and certain other disclosures required of accelerated and large accelerated filers are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our named executive officers for their services in all capacities to us during 2024 and 2023:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Michael E. Manna, President and Chief	2024	388,461	0	-	81,652	19,064	489,177
Executive Officer (Current)	2023	376,923	278,214	-	106,004	17,902	779,043
Philip A. Fain, Chief Financial Officer,	2024	360,193	0	-	61,240	24,554	445,987
Treasurer and Secretary	2023	350,667	215,694	-	65,628	21,463	653,452

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

(3)	There were no stock awards other than stock options granted during fiscal years 2024 and 2023 shown under the column above titled Option Awards.

(4)

Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)
Michael E. Manna	2024	13,800	5,264	19,064
	2023	12,879	5,023	17,902
Philip A. Fain	2024	13,800	10,754	24,554
	2023	13,200	8,263	21,463

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

In October 2023, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3.0% for Mr. Manna ($375,000 to $386,249) and 3.0% for Mr. Fain ($348,875 to $359,341). In December 2024, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 10.7% for Mr. Manna ($375,000 to $415,000) and 3.0% for Mr. Fain ($359,341 to $370,121). The salary increases were approved by the Compensation and Management Committee based on a number of factors including individual and Company performance.

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

For 2024, the STIP target bonus levels for Messrs. Manna and Fain were 60% and 50% of their respective base salaries. For Messrs. Manna and Fain, the performance goals to be achieved to be awarded the STIP targeted bonus for 2024 were consolidated operating profit and consolidated revenue goals of $12.0 million and $169.5 million, respectively, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the respective revenue goal. Achievement of less than 90% of the consolidated operating profit and less than 95% of the revenue goals would result in no award being earned with respect to that metric. Achievement of the target goals would result in a 100% payment of the target bonus levels with respect to that metric. Achievement of over 100% to 125% of the consolidated operating profit goal and achievement of over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our named executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2024 financial performance, Messrs. Manna and Fain did not earn STIP awards for 2024.

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

Refer to “Outstanding Equity Awards” below for stock options granted during 2024 and 2023. There were no other equity-based awards granted to our named executive officers during 2024 and 2023.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2024 and 2023, the Company matched 100% on the first 3% and 50% on the next 2% of an employee’s eligible contributions.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2024 for our named executive officers.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price ($)	Date
Michael E. Manna	8,500	-	-	9.8514	4/18/2025
	10,000	-	-	8.2523	7/23/2026
	10,000	-	-	8.4476	9/6/2026
	11,000	-	-	6.5062	4/22/2027
	12,500	-	-	6.9694	10/20/2028
	8,334	4,166 (1)	-	5.4533	10/19/2029
	4,167	8,333 (2)	-	4.0737	2/21/2030
	7,667	15,333 (3)	-	6.8354	12/7/2030
	-	20,000 (4)	-	7.8589	12/13/2031
Philip A. Fain	20,000	-	-	9.8514	4/18/2025
	25,000	-	-	8.2523	7/23/2026
	20,000	-	-	6.5062	4/22/2027
	20,000	-	-	6.9694	10/20/2028
	13,334	6,666 (5)	-	5.4533	10/19/2029
	6,134	12,266 (6)	-	6.8354	12/7/2030
	-	15,000 (7)	-	7.8589	12/13/2031

(1)

On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on October 19, 2023 and 4,167 shares on October 19, 2024 and will vest with respect to 4,166 shares on October 19, 2025.

(2)

On February 21, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on February 21, 2024 and 4,167 shares on February 21, 2025 and will vest with respect to 4,166 shares on February 21, 2026.

(3)

On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 23,000 shares of our common stock. This option vested with respect to 7,667 shares on December 7, 2024 and will vest with respect to 7,667 shares on December 7, 2025 and 7,666 shares on December 7, 2026.

(4)

On December 13, 2024, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 20,000 shares of our common stock. This option will vest with respect to 6,667 shares on December 13, 2025, 6,667 shares on December 13, 2026 and 6,666 shares on December 13, 2027.

(5)

On October 19, 2022, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on October 19, 2023 and 6,667 shares on October 19, 2024 and will vest with respect to 6,666 shares on October 19, 2025.

(6)

On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 18,400 shares of our common stock. This option vested with respect to 6,134 shares on December 7, 2024 and will vest with respect to 6,133 shares on December 7, 2025 and 6,133 shares on December 7, 2026.

(7)

On December 13, 2024, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 15,000 shares of our common stock. This option will vest with respect to 5,000 shares on December 13, 2025, 5,000 shares on December 13, 2026 and 5,000 shares on December 13, 2027.

There were no other equity awards outstanding at December 31, 2024 for our named executive officers.

Option Exercises

The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2024 for our named executive officers.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Philip A. Fain	7,179 (2)	63,913

(1)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Company’s 2014 LTIP.

(2)

Represents shares of the Company’s common stock acquired on April 17, 2024 upon the exercise of options for 20,000 shares of common stock otherwise expiring on April 19, 2024, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised.

Employment Arrangements

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

All potential payments and benefits payable by us to our named executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the 2014 LTIP and 2024 LTIP. On June 18, 2018, the Compensation and Management Committee unanimously approved a resolution for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by both the 2014 LTIP and 2024 LTIP). On October 18, 2018, the Compensation and Management Committee unanimously approved a modification to the retirement policy whereby a named executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 16,632,965 shares issued and outstanding as of April 25, 2025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 5215 Old Orchard Road, Suite 620 Skokie, IL 60077	6,197,741	37.3%

Visionary Wealth Advisors (2) 1405 N Green Mount Rd., Suite 500 O’Fallon, IL 62269	1,292,836	7.8%

Dimensional Fund Advisors LP (3) 6300 Bee Cave Road Building One Austin, TX 78746	1,053,613	6.3%

(1)

Based on information contained in a Form 4 dated September 3, 2024 as filed by Bradford T. Whitmore with the SEC on September 3, 2024, Mr. Whitmore individually and as sole manager and sole voting member of SUNRAY I, LLC, a Delaware limited liability company and as General Partner of Grace Brothers LP, a Delaware limited partnership, beneficially owns 6,197,741 shares of our common stock.  Mr. Whitmore has sole voting and dispositive power with respect to 5,679,125 of such shares, of which 4,452,283 are held in the name in SUNRAY I, LLC, and shared voting and dispositive power (with Grace Brothers, LP) with respect to 518,616 of such shares.

(2)

Based on information contained in a Schedule 13G dated February 14, 2025 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2024, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 9,000 shares of common stock and shared dispositive power as to 1,292,836 shares of common stock.

(3)

Based on information contained in a Form 13F dated February 13, 2025 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2024, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Form 13F reported that Dimensional Fund Advisors LP had sole voting power as to 1,053,613 shares of common stock and sole dispositive power as to 989,417 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 25, 2025 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael E. Manna	96,209 (3)	* (4)
Janie Goddard	4,381	*
Thomas L. Saeli	80,000	*
Robert W. Shaw II	65,250	*
Bradford T. Whitmore	6,197,741 (5)	37.3%
Philip A. Fain	242,277 (6)	1.4% (7)
All Directors and Executive Officers as a group (6 persons)	6,685,858 (8)	39.8% (9)

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

(2)	Except as otherwise indicated, computations are based on 16,632,965 shares outstanding as of April 25, 2025.

(3)

The number of shares deemed to be beneficially owned consists of 19,874 shares of common stock held by Mr. Manna as of April 25, 2025, or less than 1% of common stock outstanding as of that date, and 76,335 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(4)

Computed based on 16,709,300 shares of common stock deemed outstanding, which consists of 16,632,965 shares of common stock outstanding as of April 25, 2025 and 76,335 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(5)	See “Security Ownership of Certain Beneficial Owners” above.

(6)

The number of shares deemed to be beneficially owned consists of 137,809 shares of common stock held by Mr. Fain as of April 25, 2025 or less than 1% of common stock outstanding as of that date, and 104,468 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(7)

Computed based on 16,737,433 shares of common stock deemed outstanding, which consists of 16,632,965 shares of common stock outstanding as of April 25, 2025 and 104,468 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(8)

The number of shares deemed to be beneficially owned consists of 6,505,055 shares of common stock held by all directors and executive officers as a group as of April 25, 2025, or 39.1% of common stock outstanding as of that date, and 180,803 shares of common stock subject to options that may be exercised within 60 days.

(9)

Computed based on 16,813,768 shares of common stock deemed outstanding, which consists of 16,632,965 shares of common stock outstanding as of April 25, 2025 and 180,803 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2024.

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

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2024 and 2023, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 beginning on page 3 of this Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick P.C. (“Freed Maxick”) served as our independent registered public accounting firm for the years ended December 31, 2024 and 2023.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2024 and 2023 were:

	2024	2023
Audit Fees	$1,194,028	$565,700
Audit Related Fees	184,800	13,125
Total Fees	$1,378,828	$578,825

Audit Fees

Audit fees were for professional services rendered for the annual audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements, and for the 2024 audit of internal control over financial reporting, audit associated with the Form 8-K filing in connection with the acquisition of Electrochem Solutions, Inc. (“Electrochem”) and consents.

Audit-Related Fees

Audit-related fees were for professional services rendered in connection with the employee benefit plan audit and due diligence associated with the acquisition of Electrochem.

Tax Fees

None.

All Other Fees

None.

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

No financial statements or supplemental data are filed with this Amendment No. 1 to our Form 10-K filed for the year ended December 31, 2024 on April 1, 2025 (“2024 Form 10-K”). All such financial statements and supplemental data were previously filed with the 2024 Form 10-K.

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

Exhibit 2.1 of the Form 8-K filed on May 2, 2019
2.4	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed June 4, 2014
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
4.2	Description of Registrant’s Securities	Exhibit 4.2 of the Form 10-K/A for the year ended December 31, 2019, filed April 28, 2020
10.1*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.3†	Ultralife Corporation Amended 2014 Long-Term Incentive Plan	Appendix B of Form DEF 14A filed on June 1, 2021
10.4	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017
10.5	First Amendment Agreement, dated May 1, 2019, by and among Ultralife Corporation, Southwest Electronic Energy Corporation, CLB, INC., and KeyBank National Association	Exhibit 10.1 of the Form 8-K filed on May 2, 2019
10.6†	Amendment No. 1 to Ultralife Corporation Amended 2014 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on June 1, 2021
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

Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.9	Stock Purchase Agreement dated September 27, 2024	Exhibit 10.1 of the Form 8-K filed on October 3, 2024
10.10	Credit and Security Agreement dated as of October 31, 2024	Exhibit 10.2 of the Form 8-K filed on November 6, 2024
21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
23.1	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
31.1	Rule 13a-14(a) CEO Certification	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
31.2	Rule 13a-14(a) CFO Certification	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
31.3	Rule 13a-14(a) CEO Certification	Filed herewith
31.4	Rule 13a-14(a) CFO Certification	Filed herewith
32	Section 1350 Certifications	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
97.1	Ultralife Corporation Policy for the Recovery of Erroneously Awarded Compensation	Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023, filed March 21, 2024
97.2	Ultralife Corporation Insider Trading Compliance Policy	Filed herewith
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with Form 10-K for the year ended December 31, 2024, filed April 1, 2025
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 28, 2025	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2025	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2025	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 28, 2025	/s/ Janie Goddard
Janie Goddard (Director)

Date: April 28, 2025	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 28, 2025	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 28, 2025	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)