Form 10-Q
period 2025-03-31
ULTRALIFE CORP
filed 2025-05-12
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-20852

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1387013 (I.R.S. Employer Identification No.)

2000 Technology Parkway Newark, New York 14513 (Address of principal executive offices) (Zip Code)	(315) 332-7100 (Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value per share	ULBI	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of May 8, 2025, the registrant had 16,632,965 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1

	Consolidated Statements of Income and Comprehensive Income for the Three-Month Periods Ended March 31, 2025 and March 31, 2024	2

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2025 and March 31, 2024	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Periods Ended March 31, 2025 and March 31, 2024	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$8,719	$6,854
Trade accounts receivable, net of allowance for expected credit losses of $408 and $384, respectively	36,061	29,370
Inventories, net	47,853	51,363
Prepaid expenses and other current assets	8,836	9,573
Total current assets	101,469	97,160
Property, plant and equipment, net	40,277	40,485
Goodwill	45,141	45,006
Other intangible assets, net	24,185	24,557
Deferred income taxes, net	8,020	8,413
Other noncurrent assets	4,661	4,830
Total assets	$223,753	$220,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,617	$14,160
Current portion of long-term debt	3,094	2,750
Accrued compensation and related benefits	3,207	2,911
Accrued expenses and other current liabilities	8,578	9,470
Total current liabilities	31,496	29,291
Long-term debt, net	50,510	51,502
Deferred income taxes	1,413	1,443
Other noncurrent liabilities	3,730	4,028
Total liabilities	87,149	86,264

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,069,079 shares at March 31, 2025 and 21,069,079 shares at December 31, 2024; outstanding – 16,632,965 shares at March 31, 2025 and 16,632,965 shares at December 31, 2024	2,107	2,107
Capital in excess of par value	192,055	191,828
Accumulated deficit	(32,577)	(34,442)
Accumulated other comprehensive loss	(3,695)	(4,006)
Treasury stock - at cost; 4,436,114 shares at March 31, 2025 and December 31, 2024	(21,492)	(21,492)
Total Ultralife Corporation equity	136,398	133,995
Non-controlling interest	206	192
Total stockholders’ equity	136,604	134,187

Total liabilities and stockholders’ equity	$223,753	$220,451

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(Unaudited)

	Three-month period ended
	March 31, 2025	March 31, 2024

Revenues	$50,746	$41,927
Cost of products sold	38,001	30,457
Gross profit	12,745	11,470

Operating expenses:
Research and development	2,404	1,756
Selling, general and administrative	6,942	5,651
Total operating expenses	9,346	7,407

Operating income	3,399	4,063

Other expense (income):
Interest and financing expense	1,032	520
Miscellaneous income	(79)	(64)
Total other expense	953	456

Income before income taxes	2,446	3,607
Income tax provision	567	703

Net income	1,879	2,904

Net income attributable to non-controlling interest	14	13

Net income attributable to Ultralife Corporation	1,865	2,891

Other comprehensive income (loss):
Foreign currency translation adjustments	311	(232)

Comprehensive income attributable to Ultralife Corporation	$2,176	$2,659

Net income per share attributable to Ultralife common stockholders – basic	$.11	$.18

Net income per share attributable to Ultralife common stockholders – diluted	$.11	$.18

Weighted average shares outstanding – basic	16,633	16,396
Potential common shares	47	122
Weighted average shares outstanding - diluted	16,680	16,518

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three-month period ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES:
Net income	$1,879	$2,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	950	740
Amortization of intangible assets	405	228
Amortization of financing fees	65	16
Stock-based compensation	227	161
Deferred income taxes	344	650
Changes in operating assets and liabilities:
Accounts receivable	(6,608)	(3,562)
Inventories	3,614	(1,699)
Prepaid expenses and other assets	725	1,102
Accounts payable and other liabilities	1,767	(621)
Net cash provided by (used in) operating activities	3,368	(81)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(895)	(372)
Net cash used in investing activities	(895)	(372)

FINANCING ACTIVITIES:
Payments on credit facilities	(687)	(500)
Proceeds from exercise of stock options	-	685
Net cash (used in) provided by financing activities	(687)	185

Effect of exchange rate changes on cash	79	89

INCREASE (DECREASE) IN CASH	1,865	(179)

Cash, Beginning of period	6,854	10,278
Cash, End of period	$8,719	$10,099

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

(Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					2,891		13	2,904
Stock option exercises	103,839	11	674					685
Stock-based compensation – stock options			156					156
Stock-based compensation -restricted stock			5					5
Foreign currency translation adjustments				(232)				(232)
Balance – March 31, 2024	20,887,446	$2,089	$189,995	$(3,892)	$(37,863)	$(21,492)	$108	$128,945

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income					1,865		14	1,879
Stock-based compensation – stock options			188					188
Stock-based compensation -restricted stock			39					39
Foreign currency translation adjustments				311				311
Balance – March 31, 2025	21,069,079	$2,107	$192,055	$(3,695)	$(32,577)	$(21,492)	$206	$136,604

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2024.

The December 31, 2024 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual reporting period beginning January 1, 2025, however, these disclosures are not required for interim periods. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

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

2.	ACQUISITION

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

For the three-month period ended March 31, 2025, Electrochem contributed revenue of $7,622 and net income of $743, inclusive of amortization expense of $178 on acquired identifiable intangible assets and a $60 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period.

During the three-month period ended March 31, 2025, the Company incurred transaction costs and other non-recurring expenses of $125 directly attributable to the acquisition, including accounting and legal services. These costs are included in selling, general and administrative expense on the consolidated statement of income and comprehensive income for the three-month period ended March 31, 2025.

3.	DEBT

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

As of March 31, 2025, the Company had $54,313 outstanding principal on the Term Loan, $3,094 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of March 31, 2025, unamortized debt issuance costs associated with the Term Loan of $709 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $488 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of March 31, 2025.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the new Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.79% as of March 31, 2025.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of March 31, 2025 are as follows:

2025	$2,063
2026	4,125
2027	5,500
2028	5,500
2029	37,125
Total	$54,313

4.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method.

For the three-month period ended March 31, 2025, there were 314,704 outstanding stock options included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 46,793 potential common shares included in the calculation of diluted EPS. There were 778,717 outstanding stock options and 35,486 unvested restricted stock awards for the three-month period ended March 31, 2025 not included in the calculation of diluted weighted average shares outstanding, as the effect would be anti-dilutive.

For the comparable three-month period ended March 31, 2024, there were 539,358 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 122,515 potential common shares included in the calculation of diluted EPS. There were 524,502 outstanding stock options for the three-month period ended March 31, 2024 not included in the calculation of diluted weighted average shares outstanding, as the effect would be anti-dilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2025 and December 31, 2024. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2025	2024
Raw materials	$34,173	$36,035
Work in process	5,190	4,501
Finished goods	8,490	10,827
Total	$47,853	$51,363

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$1,273	$4,693
Buildings and leasehold improvements	33,534	30,109
Machinery and equipment	61,533	60,986
Furniture and fixtures	3,073	3,067
Computer hardware and software	8,052	7,990
Construction in process	2,244	2,077
	109,709	108,922
Less: Accumulated depreciation	(69,432)	(68,437)
Property, plant and equipment, net	$40,277	$40,485

Depreciation expense for property, plant and equipment was $950 and $740 for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2025.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2024	$33,513	$11,493	$45,006
Effect of foreign currency translation	135	-	135
Balance – March 31, 2025	$33,648	$11,493	$45,141

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,231	$7,580	$10,651
Trade names	9,954	940	9,014
Patents and technology	5,722	5,491	231
Trademarks	3,399	-	3,399
Other	1,500	610	890
Total other intangible assets	$38,806	$14,621	$24,185

	at December 31, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,154	$7,296	$10,858
Trade names	9,942	813	9,129
Patents and technology	5,690	5,428	262
Trademarks	3,399	-	3,399
Other	1,500	591	909
Total other intangible assets	$38,685	$14,128	$24,557

The change in the cost of total intangible assets from December 31, 2024 to March 31, 2025 is the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Three-month period ended
	March 31, 2025	March 31, 2024
Selling, general and administrative expense	$376	$203
Research and development expense	29	25
Total	$405	$228

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2025	2024
Stock options	$188	$156
Restricted stock grants	39	5
Total	$227	$161

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2025, there was $921 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,106,436	$7.15
Granted	-	-
Exercised	-	-
Forfeited or expired	(13,015)	$7.11
Outstanding at March 31, 2025	1,093,421	$7.15	4.26	$25
Vested and expected to vest at March 31, 2025	994,263	$7.17	4.09	$23
Exercisable at March 31, 2025	628,327	$7.16	2.93	$16

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2025 and March 31, 2024 was $0 and $685, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted stock awards at March 31, 2025 and March 31, 2024, respectively, was $216 and $31.

7.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2025 and March 31, 2024 was 23.2% and 19.5%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results.

As of December 31, 2024, we have domestic net operating loss (“NOL”) carryforwards of $15,000, which expire 2031 through 2035, and domestic tax credits of $3,200, which expire 2028 through 2044, available to reduce future taxable income. As of March 31, 2025, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2025, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $9,600, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2025, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2025, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2025 and December 31, 2024.

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

The Company has operating leases predominantly for operating facilities. As of March 31, 2025, the remaining lease terms on our operating leases range from approximately one (1) year to seven (7) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month period ended March 31,
	2025	2024
Operating lease cost	$296	$262
Variable lease cost	24	28
Total lease cost	$320	$290

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$314	$265
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,905	$4,153

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,125	$1,138
Operating lease liability, net of current portion	Other noncurrent liabilities	2,782	2,998
Total operating lease liability		$3,907	$4,136

Weighted-average remaining lease term (years)		4.3	4.5

Weighted-average discount rate		6.7%	6.7%

Future minimum lease payments as of March 31, 2025 are as follows:

Maturity of operating lease liabilities
2025	$873
2026	1,038
2027	984
2028	968
2029	508
Thereafter	107
Total lease payments	4,478
Less: Imputed interest	(571)
Present value of remaining lease payments	$3,907

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2025, we have made commitments to purchase approximately $828 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2025 and 2024 were as follows:

	Three-month period ended March 31,
	2025	2024
Accrued warranty obligations – beginning	$887	$547
Accruals for warranties issued	93	141
Settlements made	(6)	(49)
Accrued warranty obligations – ending	$974	$639

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet. For the three-month periods ended March 31, 2025 and March 31, 2024, revenue recognized on extended warranties was $74 and $72, respectively.

As of March 31, 2025, there was deferred revenue on extended warranty contracts of $1,078, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $780 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of March 31, 2025 and December 31, 2024, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

11.	BUSINESS SEGMENT INFORMATION

Operating segments represent a component of the Company that engages in business activities from which it may recognize revenues and incur expenses whose operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  Once operating segments are identified, the Company determined which of those operating segments are required to be presented as reportable segments based on the quantitative thresholds.

We structure our operations primarily around the products we sell and report our financial results in the following two reportable segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design.

Our CODM is Mike Manna, President & Chief Executive Officer.  Both of our operating segments are regularly reviewed by the CODM through weekly revenue, gross margin and consolidated financial forecast updates, bi-weekly business and financial reviews to assess business performance, top priorities, utilization of resources and to regularly communicate with segment management, who are part of the CODM’s executive leadership team, and monthly meetings with the executive leadership team.  In his role as CODM, Mr. Manna is deeply involved in business operations through daily updates by the segment management and ongoing financial, revenue and operations discussions.

The primary financial measures used by the CODM to monitor and evaluate the performance of the operating segments is segment contribution, as defined by gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses. This metric is used as a consistent benchmark for comparison across reporting periods.

Corporate general and administrative (“G&A”) expenses, including costs associated with our acquisitions, include corporate functions including board of directors, executive officers, accounting & finance, human resources, legal, information technology and their related functional expenses. These costs are not directly allocable to the operating segments.

Three-month period ended March 31, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$46,321	$4,425	$-	$50,746
Cost of products sold	(34,881)	(3,120)	-	(38,001)
Gross profit	11,440	1,305	-	12,745
Direct SG&A expenses	(3,865)	(366)	-	(4,231)
Research and development	(1,591)	(813)	-	(2,404)
Segment contribution	5,984	126	-	6,110
Corporate G&A expenses			(2,711)	(2,711)
Operating income				3,399
Other expenses, net			(953)	(953)
Income tax provision			(567)	(567)
Non-controlling interest			(14)	(14)
Net income attributable to Ultralife				$1,865

Three-month period ended March 31, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$34,989	$6,938	$-	$41,927
Cost of products sold	(26,003)	(4,454)	-	(30,457)
Gross profit	8,986	2,484	-	11,470
Direct SG&A expenses	(2,907)	(394)		(3,301)
Research and development	(1,001)	(755)		(1,756)
Segment contribution	5,078	1,335	-	6,413
Corporate G&A expenses			(2,350)	(2,350)
Operating income				4,063
Other expenses, net			(456)	(456)
Income tax provision			(703)	(703)
Non-controlling interest			(13)	(13)
Net income attributable to Ultralife				$2,891

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$46,321	$29,659	$16,662
Communications Systems	4,425	-	4,425
Total	$50,746	$29,659	$21,087
		58%	42%

Three-month period ended March 31, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$34,989	$24,140	$10,849
Communications Systems	6,938	-	6,938
Total	$41,927	$24,140	$17,787
		58%	42%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$46,321	$35,182	$11,139
Communications Systems	4,425	4,287	138
Total	$50,746	$39,469	$11,277
		78%	22%

Three-month period ended March 31, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$34,989	$19,603	$15,386
Communications Systems	6,938	4,858	2,080
Total	$41,927	$24,461	$17,466
		58%	42%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by management and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation, tariffs, interest rates and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers for a significant portion of our revenues; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components or material increases in their costs due to business conditions, new or additional tariffs, global conflicts or other factors not under our control; our resources being overwhelmed by our growth; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire inherent in the manufacture, use and transportation of Lithium batteries; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements;  the continued impact of COVID-19, or other pandemics that may arise, causing delays in the manufacture and delivery of our mission critical products to end customers;  potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; possible impairments of our goodwill and other intangible assets; our ability to comply with government regulations including the use of “conflict minerals”; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters;  possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “foresee,” “could,” “likely,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements do not guarantee future performance and that our actual results of operations, financial condition and liquidity and developments in the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements to reflect new information or risks, future events or other developments.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Form 10-Q, and the consolidated financial statements and notes thereto and risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that segment contribution, as defined by gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses, is the best indicator of segment performance. As such, we report segment results at the segment contribution level. Refer to Note 10 in the notes to Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

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

Overview

Consolidated revenues of $50,746 for the three-month period ended March 31, 2025, increased by $8,819 or 21.0%, over $41,927 for the three-month period ended March 31, 2024, reflecting the inclusion of Electrochem and an increase in government/defense sales of 18.6% partially offset by a 12.3% decrease in medical sales.

Gross profit was $12,745, or 25.1% of revenue, for the three-month period ended March 31, 2025, compared to $11,470, or 27.4% of revenue, for the same quarter a year ago. The 230-basis point decline primarily resulted from sales product mix.

Operating expenses were $9,346 for the three-month period ending March 31, 2025, compared to $7,407 for the three-month period ended March 31, 2024, reflecting the inclusion of Electrochem, a 24.0% increase in new product development costs related to continued investment in our product offering, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring costs.  Operating expenses for the 2025 period were 18.4% of revenue compared to 17.7% of revenue for the year-earlier period.

Operating income for the three-month period ended March 31, 2025 was $3,399, or 6.7% of revenues, compared to $4,063, or 9.7% of revenues, for the year-earlier period. The decrease in operating income primarily resulted from the decline in gross margin resulting from sales product mix and the increase in operating expenses, including $402 in one-time, non-recurring costs and purchase accounting adjustments.

Net income attributable to Ultralife Corporation was $1,865, or $0.11 per share – basic and diluted, for the three-month period ended March 31, 2025, compared to $2,891, or $0.18 per share – basic and diluted, for the three-month period ended March 31, 2024.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $5,448, or 10.7% of revenues, for the first quarter of 2025, compared to $5,243, or 12.5% of revenues, for the first quarter of 2024. See the section “Adjusted EBITDA” on page 21 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

We are confident in our ability to deliver and sustain profitable growth, generating incremental cash flow to reduce acquisition-related debt, and continuing to invest in strategic product development. Our strong backlog replenishment this quarter, combined with a growing pipeline of innovative products targeting high-growth markets, positions us to scale efficiently and capitalize on market demand. With enhanced sales and marketing leadership in place, we’re accelerating organic growth and maximizing the value of our global brand and resources.

Results of Operations

Three-Month Periods Ended March 31, 2025 and March 31, 2024

Revenues. Consolidated revenues for the three-month period ending March 31, 2025 were $50,746, an increase of $8,819, or 21.0%, over $41,927 for the three-month period ended March 31, 2024. Overall, government/defense sales increased 18.6% and commercial sales decreased 8.7%, when excluding the 2025 sales of Electrochem.

Battery & Energy Products revenues increased $11,332, or 32.4%, from $34,989 for the three-month period ended March 31, 2024 to $46,321 for the three-month period ended March 31, 2025. The revenue growth was primarily attributable to the inclusion of Electrochem and organic growth of 10.6% driven by a 53.6% increase in government/defense sales reflecting strong demand from our U.S.-based global prime, partially offset by a 12.3% decrease in medical battery sales.

Communications Systems sales decreased $2,513, or 36.2%, from $6,938 for the three-month period ended March 31, 2024 to $4,425 for the three-month period ended March 31, 2025. The decrease was primarily attributable to shipments in the prior year of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $38,001 for the quarter ended March 31, 2025, an increase of $7,544, or 24.8%, from the $30,457 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 72.6% for the three-month period ended March 31, 2024 to 74.9% for the three-month period ended March 31, 2025. Correspondingly, consolidated gross margin decreased from 27.4% for the three-month period ended March 31, 2024, to 25.1% for the three-month period ended March 31, 2025, primarily reflecting unfavorable sales mix for both segments.

For our Battery & Energy Products segment, gross profit for the first quarter of 2025 was $11,440, an increase of $2,454 or 27.3% from gross profit of $8,986 for the first quarter of 2024. Battery & Energy Products’ gross margin of 24.7% decreased by 100-basis points from the 25.7% gross margin for the year-earlier period, primarily due to sales mix reflecting the 12.3% decline in medical battery sales.

For our Communications Systems segment, gross profit for the first quarter of 2025 was $1,305 or 29.5% of revenues, compared to gross profit of $2,484 or 35.8% of revenues for the first quarter of 2024. The 630-basis point decrease in gross margin was primarily due to unfavorable sales mix and the 36.2% revenue decline reducing factory volume.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2025 were $9,346, an increase of $1,939 or 26.2% from the $7,407 for the three-month period ended March 31, 2024. The increase is primarily attributable to the inclusion of $1,060 for Electrochem, a 24.0% increase in new product development costs related to continued investment in our product offering, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs related to our acquisition of Electrochem. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 18.4% of revenue for the quarter ending March 31, 2025 compared to 17.7% of revenue for the quarter ended March 31, 2024.  Amortization expense associated with intangible assets related to our acquisitions was $405 for the first quarter of 2025 ($376 in selling, general and administrative expenses and $29 in research and development costs), compared with $228 for the first quarter of 2024 ($203 in selling, general, and administrative expenses and $25 in research and development costs). Research and development costs were $2,403 for the three-month period ended March 31, 2025, an increase of $647 or 36.8%, from $1,756 for the three-month period ended March 31, 2024. The increase is attributable to the inclusion of Electrochem and a 24.0% increase in new product development costs related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Selling, general, and administrative expenses were $6,943 for the three-month period ended March 31, 2025, an increase of $1,292 or 22.9% from $5,651 for the first quarter of 2024. The period-over-period increase was primarily attributable to the inclusion of Electrochem, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs related to our acquisition of Electrochem.

Other Expense. Other expense totaled $953 for the three-month period ended March 31, 2025 compared to $456 for the three-month period ended March 31, 2024. Interest and financing expense increased $512, or 98.5%, from $520 for the first quarter of 2024 to $1,032 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous income amounted to $79 for the first quarter of 2025 compared to $64 for the first quarter of 2024, primarily attributable to interest income recognized in the 2025 period on the Employee Retention Credit under the Coronavirus Aid, Relief and Economic Security Act filed on June 22nd 2023 and approved for payment by the Internal Revenue Service on March 31, 2025 and foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended March 31, 2025, Ultralife recognized an income tax provision of $567, comprised of a current provision of $223 expected to be paid on income primarily in foreign jurisdictions and a deferred tax provision of $344 which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a provision of $703 comprised of a current provision of $53 and a deferred tax provision of $650 for the three-month period ended March 31, 2024. Our effective tax rate was 23.2% for the first quarter of 2025 as compared to 19.5% for the first quarter of 2024, primarily attributable to the geographic mix of our operating results. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife Corporation. Net income attributable to Ultralife Corporation was $1,865, or $0.11 per share – basic and diluted, for the three-month period ended March 31, 2025, compared to $2,891, or $0.18 per share – basic and diluted, for the three-month period ended March 31, 2024.  Adjusted EPS was $0.13 per share on a diluted basis for the first quarter of 2025, compared to an adjusted $0.21 per share for the 2024 period.  Adjusted EPS for 2025 excludes the provision for deferred income taxes of $344 which represents non-cash charges primarily for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. Adjusted EPS for 2024 excludes the deferred income taxes of $650 which represents non-cash charges primarily for U.S. net operating losses and temporary tax differences which are expected to offset future U.S. taxable income. See section “Adjusted Earnings Per Share” on page 22 for a reconciliation of adjusted EPS to EPS.  Weighted average shares outstanding used to compute diluted earnings per share increased from 16,518,389 for the first quarter of 2024 to 16,679,758 for the first quarter of 2025.  The increase is attributable to the exercise of stock options and the vesting of restricted stock since the first quarter of 2024.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net income attributable to Ultralife Corporation before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net income attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

The term adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Our adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, adjusted EBITDA should not be considered in isolation or as a substitute for net income attributable to Ultralife Corporation or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to, the following:

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month period ended
	March 31,	March 31,
	2025	2024

Net income attributable to Ultralife Corporation	$1,865	$2,891
Adjustments:
Interest expense	1,032	520
Income tax provision	567	703
Depreciation expense	950	740
Amortization of intangible assets	405	228
Stock-based compensation expense	227	161
Severance costs for plant closure	150	-
Acquisition and other non-recurring costs	192	-
Non-cash purchase accounting adjustments	60	-
Adjusted EBITDA	$5,448	$5,243

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-month period ended
	March 31, 2025			March 31, 2024
	Amount	Per basic share	Per diluted share	Amount	Per basic share	Per diluted share
Net income attributable to Ultralife Corporation	$1,865	$.11	$.11	$2,891	$.18	$.18
Deferred tax provision	344	.02	.02	650	.04	.04
Adjusted net income	$2,209	$.13	$.13	$3,541	$.22	$.22

Weighted average shares outstanding		16,633	16,680		16,396	16,518

Liquidity and Capital Resources

As of March 31, 2025, cash totaled $8,719, an increase of $1,865 as compared to $6,854 of cash held at December 31, 2024.

For the three-month period ended March 31, 2025, cash generated from operations was $3,368, as compared to $81 cash used for the three-month period ended March 31, 2024. For the 2025 period, cash generated from operations was comprised of net income of $1,879, plus non-cash items totaling $1,991 for depreciation, amortization, stock-based compensation, and deferred taxes, less $502 attributable to changes in working capital.

Cash used in investing activities for the three months ended March 31, 2025 was $895 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to high-volume manufacturing.

Cash used in financing activities for the three months ended March 31, 2025 was $687, representing principle payments due on our term loan.

We continue to have significant U.S. net operating loss carryforwards available to utilize as an offset to future taxable income. See Note 7 to the consolidated financial statements in Item 1 of Part 1 of this Form 10-Q for additional information.

Going forward, we expect positive operating cash flow and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our general funding requirements for the foreseeable future.

To provide flexibility in accessing the capital markets, on March 30, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-254846) (the “Prior Registration Statement”) registering securities in an aggregate amount of $100,000,000. None of the $100,000,000 of registered securities were sold under the Prior Registration Statement (the “Unsold Securities”). Under the rules of the Securities and Exchange Commission (the “SEC”) the Prior Registration Statement was set to expire on April 2, 2024. Therefore, on March 29, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-278360) (the “New Registration Statement”) to replace the Prior Registration Statement. The New Registration Statement includes all $100,000,000 of the Unsold Securities registered on the Prior Registration Statement. The SEC declared the New Registration Statement effective May 7, 2024. Pursuant to Rule 415(a)(6) under Securities Act of 1933, as amended (the “Securities Act”), the offering of the Unsold Securities under the Prior Registration Statement was deemed terminated as of the date of effectiveness of the New Registration Statement. Upon the filing of an appropriate prospectus supplement or supplements under the New Registration Statement, we may offer and sell our securities from time to time in one or more offerings, at our discretion. We intend to use the net proceeds resulting from any sales of these securities for general corporate purposes which may include, but are not limited to, potential acquisitions of complementary businesses or technologies, strategic capital expenditures to expand and protect our competitive position, and investments in the development of transformational, competitively differentiated products for attractive growth markets.

Commitments

As of March 31, 2025, the Company had $54,313 outstanding on the Term Loan and no amounts outstanding on the Revolving Credit Facility. The Company is in full compliance with its debt covenants under the Credit Facilities.

As of March 31, 2025, we have made commitments to purchase approximately $828 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2024 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2025, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of March 31, 2025 because of the existing material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Remediation Efforts to Address Material Weaknesses

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting attributable to our need for additional accounting personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company both organic and through acquisitions.  As a result of the material weakness identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. The material weakness was not yet fully remediated as of March 31, 2025.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 12, 2025	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)