Form 10-Q
period 2025-06-30
ULTRALIFE CORP
filed 2025-08-07
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 16,643,614 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2025 and June 30, 2024	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2025 and June 30, 2024	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2025 and June 30, 2024	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32

	Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands except share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$10,941	$6,854
Trade accounts receivable, net of allowance for expected credit losses of $419 and $384, respectively	32,322	29,370
Inventories, net	50,575	51,363
Prepaid expenses and other current assets	5,165	9,573
Total current assets	99,003	97,160
Property, plant and equipment, net	40,614	40,485
Goodwill	45,406	45,006
Other intangible assets, net	23,839	24,557
Deferred income taxes, net	7,688	8,413
Other noncurrent assets	4,411	4,830
Total assets	$220,961	$220,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,029	$14,160
Current portion of long-term debt	3,438	2,750
Accrued compensation and related benefits	2,674	2,911
Accrued expenses and other current liabilities	8,757	9,470
Total current liabilities	29,898	29,291
Long-term debt, net	47,510	51,502
Deferred income taxes	1,400	1,443
Other noncurrent liabilities	3,508	4,028
Total liabilities	82,316	86,264

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,078,446 shares at June 30, 2025 and 21,069,079 shares at December 31, 2024; outstanding – 16,642,332 shares at June 30, 2025 and 16,632,965 shares at December 31, 2024	2,108	2,107
Capital in excess of par value	192,350	191,828
Accumulated deficit	(31,698)	(34,442)
Accumulated other comprehensive loss	(2,820)	(4,006)
Treasury stock - at cost; 4,436,114 shares at June 30, 2025 and 4,436,114 shares at December 31, 2024	(21,492)	(21,492)
Total Ultralife Corporation equity	138,448	133,995
Non-controlling interest	197	192
Total stockholders’ equity	138,645	134,187

Total liabilities and stockholders’ equity	$220,961	$220,451

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$48,561	$42,983	$99,307	$84,910
Cost of products sold	36,960	31,420	74,961	61,877
Gross profit	11,601	11,563	24,346	23,033

Operating expenses:
Research and development	2,318	1,997	4,722	3,753
Selling, general and administrative	7,027	5,649	13,969	11,300
Total operating expenses	9,345	7,646	18,691	15,053

Operating income	2,256	3,917	5,655	7,980

Other expense (income):
Interest and financing expense	992	418	2,024	938
Miscellaneous expense (income)	151	(347)	72	(411)
Total other expense	1,143	71	2,096	527

Income before income taxes	1,113	3,846	3,559	7,453
Income tax provision	243	853	810	1,556

Net income	870	2,993	2,749	5,897

Net income (loss) attributable to non-controlling interest	(9)	24	5	37

Net income attributable to Ultralife Corporation	879	2,969	2,744	5,860

Other comprehensive income (loss):
Foreign currency translation adjustments	875	(3)	1,186	(235)

Comprehensive income attributable to Ultralife Corporation	$1,754	$2,966	$3,930	$5,625

Net income per share attributable to Ultralife common stockholders – basic	$.05	$.18	$.17	$.36

Net income per share attributable to Ultralife common stockholders – diluted	$.05	$.18	$.17	$.35

Weighted average shares outstanding – basic	16,635	16,568	16,634	16,482
Potential common shares	21	257	37	179
Weighted average shares outstanding - diluted	16,656	16,825	16,671	16,661

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six-month period ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net income	$2,749	$5,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,958	1,529
Amortization of intangible assets	815	455
Amortization of financing fees	133	32
Stock-based compensation	462	320
Deferred income taxes	609	1,394
Changes in operating assets and liabilities:
Accounts receivable	(2,702)	654
Inventories	1,102	717
Prepaid expenses and other assets	4,577	404
Accounts payable and other liabilities	(400)	(2,558)
Net cash provided by operating activities	9,303	8,844

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,995)	(732)
Net cash used in investing activities	(1,995)	(732)

FINANCING ACTIVITIES:
Payments on credit facilities	(3,375)	(13,679)
Debt issuance costs	(24)	-
Proceeds from exercise of stock options	61	1,936
Net cash used in financing activities	(3,338)	(11,743)

Effect of exchange rate changes on cash	117	43

INCREASE (DECREASE) IN CASH	4,087	(3,588)

Cash, Beginning of period	6,854	10,278
Cash, End of period	$10,941	$6,690

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

(Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					5,860		37	5,897
Stock option exercises	275,854	28	1,908			-		1,936
Stock-based compensation – stock options			308					308
Stock-based compensation - restricted stock			12					12
Foreign currency translation adjustments				(235)				(235)
Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income					2,744		5	2,749
Stock option exercises	9,367	1	60					61
Stock-based compensation – stock options			378					378
Stock-based compensation - restricted stock			84					84
Foreign currency translation adjustments				1,186				1,186
Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645

Balance – March 31, 2024	20,887,446	$2,089	$189,995	$(3,892)	$(37,863)	$(21,492)	$108	$128,945
Net income					2,969		24	2,993
Stock option exercises	172,015	17	1,234					1,251
Stock-based compensation – stock options			152					152
Stock-based compensation - restricted stock			7					7
Foreign currency translation adjustments				(3)				(3)
Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345

Balance – March 31, 2025	21,069,079	$2,107	$192,055	$(3,695)	$(32,577)	$(21,492)	$206	$136,604
Net income					879		(9)	870
Stock option exercises	9,367	1	60					61
Stock-based compensation – stock options			190					190
Stock-based compensation - restricted stock			45					45
Foreign currency translation adjustments				875				875
Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645

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

On October 31, 2024, the Company completed the acquisition of all issued and outstanding shares of Electrochem Solutions, Inc., a Massachusetts corporation (“Electrochem”), pursuant to a stock purchase agreement (the “Agreement”) with Greatbatch Ltd., a New York corporation (the “Seller”), dated September 27, 2024 (the “Acquisition”). The Agreement established a purchase price of $50,000 for the Acquisition subject to customary working capital adjustments. The Company completed the Acquisition for $48,022 in cash, inclusive of working capital adjustment reductions of $1,978.

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

The goodwill included in the Company’s purchase price allocation presented above represents the value of Electrochem’s assembled and trained workforce, the incremental value that Electrochem engineering and technology will bring to the Company and the revenue growth which is expected to occur over time which is attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

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

For the three-month period ended June 30, 2025, Electrochem contributed revenue of $9,299 and net income before income taxes of $1,626, inclusive of amortization expense of $178 on acquired identifiable intangible assets and a $20 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period.

For the six-month period ended June 30, 2025, Electrochem contributed revenue of $16,921 and net income before income taxes of $2,369, inclusive of amortization expense of $357 on acquired identifiable intangible assets, an $80 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and a $54 increase in cost of products sold for one-time lean consulting costs.

During the three and six-month periods ended June 30, 2025, the Company incurred transaction costs and other non-recurring expenses of $137 and $262, respectively, directly attributable to the acquisition, including accounting and consulting services. These costs are included in selling, general and administrative expense on the consolidated statement of income and comprehensive income for the three and six-month periods ended June 30, 2025.

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

Upon closing of the Acquisition on October 31, 2024 (see Note 2), the Company borrowed the full amount of the Term Loan Facility.

As of June 30, 2025, the Company had $51,625 outstanding principal on the Term Loan, $3,438 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of June 30, 2025, unamortized debt issuance costs associated with the Term Loan of $677 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $468 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of June 30, 2025.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the new Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.79% as of June 30, 2025.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of June 30, 2025 are as follows:

2025	$1,375
2026	4,125
2027	5,500
2028	5,500
2029	35,125
Total	$51,625

4.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities when the average market price exceeds the exercise price of the securities, if any, and is calculated using the treasury stock method.

For the three-month period ended June 30, 2025, there were 214,971 outstanding stock options and 35,486 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 21,856 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended June 30, 2024, 873,898 outstanding stock options and 5,229 unvested restricted stock awards were included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 257,068 potential common shares included in the calculation of diluted EPS. There were 783,093 outstanding stock options for the three-month period ended June 30, 2025, and no outstanding stock options for the comparable three-month period ended June 30, 2024, that were not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the six-month period ended June 30, 2025, there were 214,971 outstanding stock options and 35,486 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 37,237 potential common shares included in the calculation of diluted EPS. For the comparable six-month period ended June 30, 2024, there were 795,898 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 179,112 potential common shares included in the calculation of diluted EPS. There were 783,093 and 78,000 outstanding stock options for the six-month periods ended June 30, 2025 and 2024, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2025 and December 31, 2024. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2025	2024
Raw materials	$35,502	$36,035
Work in process	5,639	4,501
Finished goods	9,434	10,827
Total	$50,575	$51,363

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$4,693	$4,693
Buildings and leasehold improvements	30,124	30,109
Machinery and equipment	62,012	60,986
Furniture and fixtures	3,108	3,067
Computer hardware and software	8,090	7,990
Construction in process	3,122	2,077
	111,149	108,922
Less: Accumulated depreciation	(70,535)	(68,437)
Property, plant and equipment, net	$40,614	$40,485

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Depreciation expense	$1,008	$789	$1,958	$1,529

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2025.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2024	$33,513	$11,493	$45,006
Effect of foreign currency translation	400	-	400
Balance – June 30, 2025	$33,913	$11,493	$45,406

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,383	$7,913	$10,470
Trade names	9,976	1,078	8,898
Patents and technology	5,783	5,583	200
Trademarks	3,400	-	3,400
Other	1,500	629	871
Total other intangible assets	$39,042	$15,203	$23,839

	at December 31, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,154	$7,296	$10,858
Trade names	9,942	813	9,129
Patents and technology	5,690	5,428	262
Trademarks	3,399	-	3,399
Other	1,500	591	909
Total other intangible assets	$38,685	$14,128	$24,557

The change in the cost of total intangible assets from December 31, 2024 to June 30, 2025 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Amortization included in:
Selling, general and administrative	$378	$202	$754	$405
Research and development	32	25	61	50
Total amortization expense	$410	$227	$815	$455

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Stock options	$190	$152	$378	$308
Restricted stock	45	7	84	12
Total	$235	$159	$462	$320

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2025, there was $733 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,106,436	$7.15
Granted	-	-
Exercised	(9,367)	6.52
Forfeited or expired	(99,005)	$9.26
Outstanding at June 30, 2025	998,064	$6.95	4.34	$2,025
Vested and expected to vest at June 30, 2025	900,507	$6.94	4.20	$1,835
Exercisable at June 30, 2025	540,052	$6.77	3.09	$1,192

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2025 and June 30, 2024 was $61 and $1,251, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2025 and June 30, 2024 was $61 and $1,936, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at June 30, 2025 and June 30, 2024, respectively, was $171 and $25.

7.	INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2025 and June 30, 2024 was 22.8% and 20.9%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results.

As of December 31, 2024, we have domestic net operating loss (“NOL”) carryforwards of $15,000, which expire 2031 through 2035, and domestic tax credits of $3,200, which expire 2028 through 2044, available to reduce future taxable income. As of June 30, 2025, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2025, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $9,600, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2025, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2025, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2025 and December 31, 2024.

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

The Company has operating leases predominantly for operating facilities. As of June 30, 2025, the remaining lease terms on our operating leases range from approximately one (1) year to six (6) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$291	$268	$591	$530
Variable lease cost	22	24	46	52
Total lease cost	$313	$292	$637	$582

Supplemental cash flow information related to leases was as follows:

	Six-month period ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$617	$568
Right-of-use assets obtained in exchange for lease liabilities:	$-	$1,391

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,746	$4,153

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,112	$1,138
Operating lease liability, net of current portion	Other noncurrent liabilities	2,632	2,998
Total operating lease liability		$3,744	$4,136

Weighted-average remaining lease term (years)		4.1	4.5

Weighted-average discount rate		6.7%	6.7%

Future minimum lease payments as of June 30, 2025 are as follows:

Maturity of operating lease liabilities
2025	$593
2026	1,055
2027	999
2028	984
2029	515
Thereafter	113
Total lease payments	4,259
Less: Imputed interest	(515)
Present value of remaining lease payments	$3,744

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2025, we have made commitments to purchase approximately $1,408 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2025 and 2024 were as follows:

	Six-month period ended June 30,
	2025	2024
Accrued warranty obligations – beginning	$887	$547
Accruals for warranties issued	251	389
Settlements made	(173)	(147)
Accrued warranty obligations – ending	$965	$789

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheet. For the three-month and six-month periods ended June 30, 2025, revenue recognized on extended warranties was $74 and $149, respectively.

As of June 30, 2025, there was deferred revenue on extended warranty contracts of $1,004, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheet, and $706 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheet.

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

As of June 30, 2025 and December 31, 2024, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Three-month period ended June 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$45,867	$2,694	$-	$48,561
Cost of products sold	(35,032)	(1,928)	-	(36,960)
Gross profit	10,835	766	-	11,601
Direct SG&A expenses	(4,024)	(384)	-	(4,408)
Research and development	(1,494)	(824)	-	(2,318)
Segment contribution	5,317	(442)	-	4,875
Corporate G&A expenses			(2,619)	(2,619)
Operating income				2,256
Other expenses, net			(1,143)	(1,143)
Income tax provision			(243)	(243)
Non-controlling interest			9	9
Net income attributable to Ultralife				$879

Three-month period ended June 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$36,683	$6,300	$-	$42,983
Cost of products sold	(26,730)	(4,690)	-	(31,420)
Gross profit	9,953	1,610	-	11,563
Direct SG&A expenses	(2,994)	(466)	-	(3,460)
Research and development	(1,258)	(739)	-	(1,997)
Segment contribution	5,701	405	-	6,106
Corporate G&A expenses			(2,189)	(2,189)
Operating income				3,917
Other expenses, net			(71)	(71)
Income tax provision			(853)	(853)
Non-controlling interest			(24)	(24)
Net income attributable to Ultralife				$2,969

Six-month period ended June 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$92,188	$7,119	$-	$99,307
Cost of products sold	(69,913)	(5,048)	-	(74,961)
Gross profit	22,275	2,071	-	24,346
Direct SG&A expenses	(7,889)	(750)	-	(8,639)
Research and development	(3,085)	(1,637)	-	(4,722)
Segment contribution	11,301	(316)	-	10,985
Corporate G&A expenses			(5,330)	(5,330)
Operating income				5,655
Other expenses, net			(2,096)	(2,096)
Income tax provision			(810)	(810)
Non-controlling interest			(5)	(5)
Net income attributable to Ultralife				$2,744

Six-month period ended June 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$71,672	$13,238	$-	$84,910
Cost of products sold	(52,733)	(9,144)	-	(61,877)
Gross profit	18,939	4,094	-	23,033
Direct SG&A expenses	(5,899)	(861)	-	(6,760)
Research and development	(2,260)	(1,493)	-	(3,753)
Segment contribution	10,780	1,740	-	12,520
Corporate G&A expenses			(4,540)	(4,540)
Operating income				7,980
Other expenses, net			(527)	(527)
Income tax provision			(1,556)	(1,556)
Non-controlling interest			(37)	(37)
Net income attributable to Ultralife				$5,860

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$45,867	$31,333	$14,534
Communications Systems	2,694	-	2,694
Total	$48,561	$31,333	$17,228
		65%	35%

Three-month period ended June 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$36,683	$27,664	$9,019
Communications Systems	6,300	-	6,300
Total	$42,983	$27,664	$15,319
		64%	36%

Six-month period ended June 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$92,188	$60,992	$31,196
Communications Systems	7,119	-	7,119
Total	$99,307	$60,992	$38,315
		61%	39%

Six-month period ended June 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$71,672	$51,804	$19,868
Communications Systems	13,238	-	13,238
Total	$84,910	$51,804	$33,106
		61%	39%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$45,867	$33,300	$12,567
Communications Systems	2,694	2,064	630
Total	$48,561	$35,364	$13,197
		73%	27%

Three-month period ended June 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$36,683	$19,412	$17,271
Communications Systems	6,300	3,987	2,313
Total	$42,983	$23,399	$19,584
		54%	46%

Six-month period ended June 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$92,188	$68,482	$23,706
Communications Systems	7,119	6,351	768
Total	$99,307	$74,833	$24,474
		75%	25%

Six-month period ended June 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$71,672	$39,015	$32,657
Communications Systems	13,238	8,845	4,393
Total	$84,910	$47,860	$37,050
		56%	44%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by management and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation, tariffs, interest rates and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers for a significant portion of our revenues; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components or material increases in their costs due to business conditions, new or additional tariffs, global conflicts or other factors not under our control; our resources being overwhelmed by our growth; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire inherent in the manufacture, use and transportation of Lithium batteries; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; the continued impact of pandemics that may arise, causing delays in the manufacture and delivery of our mission critical products to end customers; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; possible impairments of our goodwill and other intangible assets; our ability to comply with government regulations including the use of “conflict minerals”; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “foresee,” “could,” “likely,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements to disclose new or updated information about risks, future events or other developments.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. We enjoy strong name recognition in our markets under our Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SMART CIRCUIT®, SMARTCIRCUIT®, SMART CIRCUIT & design®, SODIUMPOWER®, SODIUMPOWER (design)®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE DRILL-DATA®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY CORP®, SWE Southwest Electronic Energy Group®, Excell Battery Group™ and Criterion Gauge™, POW-R BMS®, POW-R-BMS®, POW-R TOTE®. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that segment contribution, as defined by gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses, is the best indicator of segment performance. As such, we report segment results at the segment contribution level. Refer to Note 11 in the notes to Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

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

Overview

Consolidated revenues of $48,561 for the three-month period ended June 30, 2025, increased by $5,578 or 13.0%, over $42,983 for the three-month period ended June 30, 2024, reflecting the inclusion of Electrochem and an increase in government/defense sales of 12.5% partially offset by a 20.4% decrease in commercial sales due to declines in medical and oil & gas sales.

Gross profit was $11,601, or 23.9% of revenue, for the three-month period ended June 30, 2025, compared to $11,563, or 26.9% of revenue, for the same quarter a year ago. The 300-basis point decline primarily resulted from sales product mix, higher tariff and freight costs, and lower factory throughput at some of our operations.

Operating expenses were $9,345 for the three-month period ending June 30, 2025, compared to $7,646 for the three-month period ended June 30, 2024, reflecting the inclusion of Electrochem’s results, a 25.3% increase in new product development costs related to continued investment in our product offering, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring costs. Operating expenses for the 2025 three-month period were 19.2% of revenue compared to 17.8% of revenue for the year-earlier three-month period.

Operating income for the three-month period ended June 30, 2025 was $2,256, or 4.6% of revenues, compared to $3,917, or 9.1% of revenues, for the year-earlier period. The decrease in operating income primarily resulted from a decline in Communications Systems sales, lower gross margin for our Battery & Energy Products segment, and the increase in operating expenses, including $326 in one-time, non-recurring costs and purchase accounting adjustments.

Other expense for the second quarter of 2025 was $1,143 compared to $71 for the year-earlier quarter. The increase for the 2025 period primarily reflects the increase in interest expense relating to our acquisition of Electrochem on October 31, 2024 and the payment of $235 from our insurance carrier in the second quarter of 2024 pertaining to the ransomware cyberattack experienced by the Company in the first quarter of 2023.

Net income attributable to Ultralife Corporation was $879, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2025, compared to $2,969, or $0.18 per share – basic and diluted, for the three-month period ended June 30, 2024.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $4,055, or 8.4% of revenues, for the second quarter of 2025, compared to $5,415, or 12.6% of revenues, for the second quarter of 2024. See the section “Adjusted EBITDA” on page 26 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

Notwithstanding the challenges experienced in the second quarter, we expect improved results in the second half of the year and into 2026.  We expect our Communications Systems business to rebound from a tough first half, and we are also beginning to see early purchase orders from long-term new product programs for our battery business, a rebound in demand from our medical and oil & gas customers, sustained growth in global defense spending, and an expanding opportunity pipeline across both businesses.  Our priorities remain converting long-term new product development efforts into revenue, advancing vertical integration in the oil & gas segment, and maintaining a strong focus on operational efficiency initiatives to deliver sustainable profitable growth and maximizing the value of our global brand.

Results of Operations

Three-Month Periods Ended June 30, 2025 and June 30, 2024

Revenues. Consolidated revenues for the three-month period ending June 30, 2025 were $48,561, an increase of $5,578, or 13.0%, over $42,983 for the three-month period ended June 30, 2024. Overall, government/defense sales increased 12.5% and commercial sales decreased 20.4%, when excluding the 2025 sales of Electrochem.

Battery & Energy Products revenues increased $9,184, or 25.0%, from $36,683 for the three-month period ended June 30, 2024 to $45,867 for the three-month period ended June 30, 2025. The revenue growth was attributable to the inclusion of Electrochem. Excluding Electrochem, sales were essentially flat year-over-year with government/defense sales increasing $5,515 or 61.1%, reflecting strong demand from a U.S.-based global prime, offset by a decrease in commercial sales of $5,630 or 20.4%, primarily reflecting declines of 39.0% in medical sales and a 23.1% in oil and gas sales.

Communications Systems sales decreased $3,606, or 57.2%, from $6,300 for the three-month period ended June 30, 2024 to $2,694 for the three-month period ended June 30, 2025. The decrease was primarily attributable to shipments in the prior year of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor magnified by delays in the timing of purchase orders during the 2025 second quarter.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $36,960 for the quarter ended June 30, 2025, an increase of $5,540, or 17.6%, from the $31,420 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.1% for the three-month period ended June 30, 2024 to 76.1% for the three-month period ended June 30, 2025. Correspondingly, consolidated gross margin decreased from 26.9% for the three-month period ended June 30, 2024, to 23.9% for the three-month period ended June 30, 2025, primarily reflecting unfavorable sales product mix for our Battery & Energy Products segment, higher tariff and freight costs, and lower factory throughput at some of our operations.

For our Battery & Energy Products segment, gross profit for the second quarter of 2025 was $10,835, an increase of $882 or 8.9% from gross profit of $9,953 for the second quarter of 2024. Battery & Energy Products’ gross margin of 23.6% decreased by 350-basis points from the 27.1% gross margin for the year-earlier period, primarily due to sales mix reflecting declines of 39.0% in medical battery sales and 23.1% in oil & gas battery sales and higher tariff and freight costs.

For our Communications Systems segment, gross profit for the second quarter of 2025 was $766 or 28.4% of revenues, compared to gross profit of $1,610 or 25.6% of revenues for the second quarter of 2024. The 280-basis point increase in gross margin was primarily due to favorable sales mix, partially offset by the volume throughput impact of the 57.2% decrease in revenues.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2025 were $9,345, an increase of $1,699 or 22.2% from the $7,646 for the three-month period ended June 30, 2024. The increase is primarily attributable to the inclusion of $654 for Electrochem, a 25.3% increase in new product development costs related to continued investment in our product offering, and increase of 3.7% for the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs related to our acquisition of Electrochem. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 19.2% of revenue for the quarter ending June 30, 2025 compared to 17.8% of revenue for the quarter ended June 30, 2024. Amortization expense associated with intangible assets related to our acquisitions was $410 for the second quarter of 2025 ($378 in selling, general and administrative expenses and $32 in research and development costs), compared with $227 for the second quarter of 2024 ($202 in selling, general, and administrative expenses and $25 in research and development costs). Research and development costs were $2,318 for the three-month period ended June 30, 2025, an increase of $321 or 16.1%, from $1,997 for the three-month period ended June 30, 2024. The increase is attributable to new product development costs related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Selling, general, and administrative expenses were $7,027 for the three-month period ended June 30, 2025, an increase of $1,378 or 24.4% from $5,649 for the second quarter of 2024. The period-over-period increase was primarily attributable to the inclusion of Electrochem, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs related to our acquisition of Electrochem.

Other Expense. Other expense totaled $1,143 for the three-month period ended June 30, 2025 compared to $71 for the three-month period ended June 30, 2024. Interest and financing expense increased $574, or 137.3%, from $418 for the second quarter of 2024 to $992 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous expense (income) amounted to $151 for the second quarter of 2025 compared to ($347) for the second quarter of 2024, primarily attributable to a 2024 payment of $235 from our insurance carrier pertaining to the ransomware cyberattack experienced by the Company in the first quarter of 2023 and foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended June 30, 2025, Ultralife recognized an income tax provision of $243, comprised of a current benefit of $22 and a deferred tax provision of $265 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a tax provision of $853 comprised of a current provision of $109 and deferred expense of $744 for the three-month period ended June 30, 2024. Our effective tax rate was 21.8% for the second quarter of 2025 as compared to 22.2% for the second quarter of 2024, primarily attributable to the geographic mix of our operating results. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife Corporation. Net income attributable to Ultralife Corporation was $879, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2025, compared to $2,969, or $0.18 per share – basic and diluted, for the three-month period ended June 30, 2024. Adjusted EPS was $0.07 per share on a diluted basis for the second quarter of 2025, compared to an adjusted $0.22 per share for the 2024 period. Adjusted EPS excludes the provision for deferred taxes of $265 and $744 for the 2025 and 2024 periods, respectively, which primarily represent non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See section “Adjusted Earnings Per Share” on page 28 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,825,321 for the second quarter of 2024 to 16,656,408 for the second quarter of 2025. The decrease is attributable to stock option exercises since the second quarter of 2024 offset by a decrease in the average stock price used to compute diluted shares from $10.65 for the second quarter of 2024 to $5.93 for the second quarter of 2025. Accordingly, dilutive shares of 257,068 were added to basic weighted average shares for the 2024 period compared to 21,856 for the 2025 period.

Six-Month Periods Ended June 30, 2025 and June 30, 2024

Revenues.  Consolidated revenues for the six-month period ended June 30, 2025 were $99,307, an increase of $14,397, or 17.0%, over $84,910 for the six-month period ended June 30, 2024.  Overall, government/defense sales increased $5,209 or 15.7% and commercial sales increased $9,188 or 17.7%. Excluding Electrochem sales of $16,921 for the 2025 period, sales declined $2,524 or 3.0% with Communication Systems sales declining $6,119 or 46.2% and Battery & Energy Products Sales increasing $3,595 or 5.0%.

Battery & Energy Products revenues increased $20,516, or 28.6%, from $71,672 for the six-month period ended June 30, 2024 to $92,188 for the six-month period ended June 30, 2025.  The increase reflects sales of $16,921 for Electrochem and organic growth of $3,595 or 5.0% attributable to an $11,328 or 57.0% increase in government/defense sales and a $7,733 or 14.9% decrease in commercial sales. The increase in government/defense sales primarily reflects continued strong demand from our largest U.S.-based global prime.  The decrease in commercial sales was driven by a $5,724 or 27.2% decline in medical sales due to timing of purchases from OEM’s and a $3,191 or 16.5% decrease in oil & gas sales due primarily to general economic and geo-political conditions.

Communications Systems revenues decreased $6,119 or 46.2%, from $13,238 for the six-month period ended June 30, 2024 to $7,119 for the six-month period ended June 30, 2025. This decrease was primarily attributable to 2024 shipments of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program, and power systems to a U.S.-based global prime, magnified by delays in the timing of purchase orders during the first half of 2025.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2025 were $18,691, an increase of $3,638 or 24.2% from the $15,053 for the six-month period ended June 30, 2024. Excluding 2025 Electrochem and one-time M&A and other non-recurring expenses of $2,179, operating expenses increased $1,459 or 9.7%. The increase is primarily attributable to new product development costs related to continued investment in our product offering and the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 18.8% for the six-month period ended June 30, 2025 compared to 17.7% for the six-month period ended June 30, 2024. Amortization expense associated with intangible assets related to our acquisitions was $815 for the first six months of 2024 ($754 in selling, general and administrative expenses and $61 in research and development costs), compared with $455 for the first six months of 2024 ($405 in selling, general, and administrative expenses and $50 in research and development costs). Research and development costs were $4,722 for the six-month period ended June 30, 2025, an increase of $969 or 25.8%, from $3,753 for the six months ended June 30, 2024. Selling, general, and administrative expenses increased $2,669, or 23.6%, from $11,300 for the first six months of 2024 to $13,969 for the first six months of 2025. The period-over-period increase was primarily attributable to the inclusion of Electrochem, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs related to our acquisition of Electrochem.

Other Expense. Other expense totaled $2,096 for the six-month period ended June 30, 2025 compared to $527 for the six-month period ended June 30, 2024. Interest and financing expense increased $1,086, or 115.8%, from $938 for the first half of 2024 to $2,024 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous expense (income) amounted to $72 for the first half of 2025 compared to ($411) for the first half of 2024, primarily attributable to a 2024 payment of $235 from our insurance carrier pertaining to the ransomware cyberattack experienced by the Company in the first quarter of 2023 and foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2025 six-month period was $810 compared to $1,556 for the 2024 six-month period. Our effective tax rate increased to 22.8% from 20.9% for the 2024 period, primarily due to the geographic mix of our operating results. The income tax provision for the first six months of 2025 is comprised of a $201 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $609 deferred tax provision which primarily represents non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2024 period, the income tax provision was comprised of a $162 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and an $1,394 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,744, or $0.17 per share – basic and diluted for the six-month period ended June 30, 2025, compared to $5,860, or $0.36 per share – basic and $0.35 per share - diluted, for the six-month period ended June 30, 2024. Adjusted EPS was $0.20 per share on  a diluted basis for the 2025 period, compared to $0.44 for the 2024 period. Adjusted EPS excludes the provision for deferred taxes of $609 and $1,394 for the 2025 and 2024 periods, respectively, which primarily represents non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future.  See the section “Adjusted Earnings Per Share” on Page 28 for a reconciliation of adjusted EPS to EPS.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,661,175 for the first six months of 2024 to 16,671,000 for the first six months of 2025. The increase is attributable to stock option exercises since the second quarter of 2024 mitigated by a decrease in the average stock price used to compute diluted shares from $9.41 for the six-month period ended June 30, 2024 to $6.36 for the six-month period ended June 30, 2025. Accordingly diluted shares of 37,237 were added to basic weighted average shares in 2025 compared to 179,112 in 2024.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net income attributable to Ultralife Corporation	$879	$2,969	$2,744	$5,860
Add:
Interest expense	992	418	2,024	938
Income tax provision	243	853	810	1,556
Depreciation expense	1,008	789	1,958	1,529
Amortization expense	410	227	815	455
Stock-based compensation expense	235	159	462	320
Severance cost for plant closure	-	-	150	-
Acquisition and other non-recurring costs	326	-	518	-
Non-cash purchase accounting adjustments	20	-	80	-
Adjusted EBITDA	$4,113	$5,415	$9,561	$10,658

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

Adjusted EPS is calculated as follows for the periods presented:

	Three-Month Period Ended
	June 30, 2025			June 30, 2024
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$879	$.05	$.05	$2,969	$.18	$.18
Deferred tax provision	265	.02	.02	744	.04	.04
Adjusted net income	$1,144	$.07	$.07	$3,713	$.22	$.22

Weighted Average Shares Outstanding		16,635	16,656		16,568	16,825

	Six-Month Period Ended
	June 30, 2025			June 30, 2024
	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Net income attributable to Ultralife Corporation	$2,744	$.17	$.16	$5,860	$.36	$.35
Deferred tax provision	609	.03	.04	1,394	.08	.09
Adjusted net income	$3,353	$.20	$.20	$7,254	$.44	$.44

Weighted Average Shares Outstanding		16,634	16,671		16,482	16,661

Liquidity and Capital Resources

As of June 30, 2025, cash totaled $10,941, as compared to $6,854 at December 31, 2024. The increase largely reflects cash generated by our operations during the period, partially offset by a reduction in our outstanding debt.

For the six-month period ended June 30, 2025, cash generated from operations was $9,303, as compared to $8,844 generated for the six-month period ended June 30, 2024. For the 2025 period, cash generated from operations was comprised of net income of $2,749 plus non-cash items totaling $3,977 for depreciation, amortization, stock-based compensation, and deferred taxes, partially offset by $2,577 attributable to working capital.

Cash used in investing activities for the six months ended June 30, 2025 was $1,995 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the six months ended June 30, 2025 was $3,338, representing a $3,375 reduction in our outstanding debt and $24 of debt issuance costs paid, partially offset by $61 in cash generated from employee stock option exercise proceeds during the period.

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

Commitments

As of June 30, 2025, the Company had $51,625 outstanding on the Term Loan and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with its debt covenants under the Credit Facilities as of June 30, 2025.

As of June 30, 2025, we have made commitments to purchase approximately $1,408 of production machinery and equipment.

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

During the first six months of 2025, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of June 30, 2025 because of the existing material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Remediation Efforts to Address Material Weaknesses

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting attributable to our need for additional accounting personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company both organic and through acquisitions. As a result of the material weakness identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. The material weakness was not yet fully remediated as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

To continue our improvement in internal controls over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the second quarter and continuing after the quarter, we have re-organized our Corporate Accounting organization and have hired additional highly experienced CPA’s, MBA’s and other personnel, including a Director, Internal Audit & Sox Compliance. We believe that the reorganization and the additional resources will be a major step in strengthening our internal control over financial reporting as the Company continues to grow on a global basis.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: August 7, 2025	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)