Form 10-Q
period 2025-09-30
ULTRALIFE CORP
filed 2025-11-17
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 16,648,947 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2025 and September 30, 2024	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2025 and September 30, 2024	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2025 and September 30, 2024	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$9,260	$6,854
Trade accounts receivable, net of allowance for expected credit losses of $418 and $384, respectively	30,929	29,370
Inventories, net	52,747	51,363
Prepaid expenses and other current assets	7,683	9,573
Total current assets	100,619	97,160
Property, plant and equipment, net	40,536	40,485
Goodwill	45,336	45,006
Other intangible assets, net	23,407	24,557
Deferred income taxes, net	8,212	8,413
Other noncurrent assets	4,136	4,830
Total assets	$222,246	$220,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,164	$14,160
Current portion of long-term debt	3,781	2,750
Accrued compensation and related benefits	2,935	2,911
Accrued expenses and other current liabilities	12,818	9,470
Total current liabilities	33,698	29,291
Long-term debt, net	46,518	51,502
Deferred income taxes	1,358	1,443
Other noncurrent liabilities	3,239	4,028
Total liabilities	84,813	86,264

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,085,061 shares at September 30, 2025 and 21,069,079 shares at December 31, 2024; outstanding – 16,648,947 shares at September 30, 2025 and 16,632,965 shares at December 31, 2024	2,109	2,107
Capital in excess of par value	192,622	191,828
Accumulated deficit	(32,918)	(34,442)
Accumulated other comprehensive loss	(3,058)	(4,006)
Treasury stock - at cost; 4,436,114 shares at September 30, 2025 and 4,436,114 shares at December 31, 2024	(21,492)	(21,492)
Total Ultralife Corporation equity	137,263	133,995
Non-controlling interest	170	192
Total stockholders’ equity	137,433	134,187

Total liabilities and stockholders’ equity	$222,246	$220,451

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (In thousands except per share amounts) (Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$43,371	$35,694	$142,678	$120,604
Cost of products sold	33,752	27,012	108,713	88,889
Gross profit	9,619	8,682	33,965	31,715

Operating expenses:
Research and development	2,855	2,101	7,577	5,854
Selling, general and administrative	7,715	6,070	21,684	17,370
Total operating expenses	10,570	8,171	29,261	23,224

Operating (loss) income	(951)	511	4,704	8,491

Other expense (income):
Interest and financing expense	992	173	3,016	1,111
Miscellaneous (income) expense	(192)	(15)	(120)	(426)
Total other expense	800	158	2,896	685

(Loss) income before income taxes	(1,751)	353	1,808	7,806
Income tax (benefit) provision	(504)	74	306	1,630

Net (loss) income	(1,247)	279	1,502	6,176

Net (loss) income attributable to non-controlling interest	(27)	21	(22)	58

Net (loss) income attributable to Ultralife Corporation	(1,220)	258	1,524	6,118

Other comprehensive (loss) income:
Foreign currency translation adjustments	(238)	811	948	576

Comprehensive (loss) income attributable to Ultralife Corporation	$(1,458)	$1,069	$2,472	$6,694

Net (loss) income per share attributable to Ultralife common stockholders – basic	$(.07)	$.02	$.09	$.37

Net (loss) income per share attributable to Ultralife common stockholders – diluted	$(.07)	$.02	$.09	$.37

Weighted average shares outstanding – basic	16,646	16,625	16,638	16,530
Potential common shares	-	249	61	212
Weighted average shares outstanding - diluted	16,646	16,874	16,699	16,742

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine-month period ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES:
Net income	$1,502	$6,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,966	2,294
Amortization of intangible assets	1,226	684
Amortization of financing fees	199	44
Stock-based compensation	698	490
Deferred income taxes	124	1,295
Changes in operating assets and liabilities:
Accounts receivable	(1,435)	4,122
Inventories	(1,127)	(1,553)
Prepaid expenses and other assets	2,404	(2,670)
Accounts payable and other liabilities	2,944	2,708
Net cash provided by operating activities	9,501	13,590

INVESTING ACTIVITIES:
Proceeds from sale of equipment	4	-
Purchases of property, plant and equipment	(2,990)	(1,326)
Net cash used in investing activities	(2,986)	(1,326)

FINANCING ACTIVITIES:
Payments on credit facilities	(4,063)	(17,712)
Debt issuance costs	(24)	(68)
Proceeds from exercise of stock options	98	1,960
Net cash used in financing activities	(3,989)	(15,820)

Effect of exchange rate changes on cash	(120)	52

INCREASE (DECREASE) IN CASH	2,406	(3,504)

Cash, Beginning of period	6,854	10,278
Cash, End of period	$9,260	$6,774

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427
Net income					6,118		58	6,176
Stock option exercises	279,020	28	1,932					1,960
Stock-based compensation – stock options			472					472
Stock-based compensation - restricted stock			18					18
Foreign currency translation adjustments				576				576
Balance – September 30, 2024	21,062,627	$2,106	$191,582	$(3,084)	$(34,636)	$(21,492)	$153	$134,629

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income (loss)					1,524		(22)	1,502
Stock option exercises	15,982	2	96					98
Stock-based compensation – stock options			570					570
Stock-based compensation - restricted stock			128					128
Foreign currency translation adjustments				948				948
Balance – September 30, 2025	21,085,061	$2,109	$192,622	$(3,058)	$(32,918)	$(21,492)	$170	$137,433

Balance – June 30, 2024	21,059,461	$2,106	$191,388	$(3,895)	$(34,894)	$(21,492)	$132	$133,345
Net income					258		21	279
Stock option exercises	3,166		24					24
Stock-based compensation – stock options			164					164
Stock-based compensation - restricted stock			6					6
Foreign currency translation adjustments				811				811
Balance – September 30, 2024	21,062,627	$2,106	$191,582	$(3,084)	$(34,636)	$(21,492)	$153	$134,629

Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645
Net (loss)					(1,220)		(27)	(1,247)
Stock option exercises	6,615	1	36					37
Stock-based compensation – stock options			192					192
Stock-based compensation - restricted stock			44					44
Foreign currency translation adjustments				(238)				(238)
Balance – September 30, 2025	21,085,061	$2,109	$192,622	$(3,058)	$(32,918)	$(21,492)	$170	$137,433

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

The Acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, “Business Combinations” (“ASC 805”).  Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill.  Management is responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective. The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date.

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

For the three-month period ended September 30, 2025, Electrochem contributed revenue of $6,797 and net loss before income taxes of $251, inclusive, among other expenses, of amortization expense of $178 on acquired identifiable intangible assets and a $40 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period.

For the nine-month period ended September 30, 2025, Electrochem contributed revenue of $23,718 and net income before income taxes of $2,118, inclusive, among other expenses, of amortization expense of $535 on acquired identifiable intangible assets, an $120 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and a $54 increase in cost of products sold for one-time lean consulting costs.

During the three and nine-month periods ended September 30, 2025, the Company incurred transaction costs and other non-recurring expenses of $345 and $607, respectively, directly attributable to the acquisition, including accounting and consulting services. These costs are included in selling, general and administrative expense on the consolidated statement of income (loss) and comprehensive income (loss) for the three and nine-month periods ended September 30, 2025.

3.	DEBT

On October 31, 2024, Ultralife, SWE, CLB, Excell USA, and Electrochem, as borrowers, and certain other subsidiaries of the Company, entered into a new Credit and Security Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent (the “New Credit Agreement”). The proceeds of the loans under the New Credit Agreement, were used, in part, to repay outstanding indebtedness under the Company’s Amended Credit Agreement.

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

Upon closing of the Acquisition on October 31, 2024 (see Note 2), the Company borrowed the full amount of the Term Loan Facility.

As of September 30, 2025, the Company had $50,937 outstanding principal on the Term Loan, $3,781 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of September 30, 2025, unamortized debt issuance costs associated with the Term Loan of $638 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $441 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of September 30, 2025.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the new Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.62% as of September 30, 2025.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of September 30, 2025 are as follows:

2025	$688
2026	4,125
2027	5,500
2028	5,500
2029	35,124
Total	$50,937

4.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities when the average market price exceeds the exercise price of the securities, if any, and is calculated using the treasury stock method.

For the three-month period ended September 30, 2025, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. For the comparable three-month period ended September 30, 2024, 864,854 outstanding stock options and 5,229 unvested restricted stock awards were included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 249,082 potential common shares included in the calculation of diluted EPS. There were 384,124 outstanding stock options for the three-month period ended September 30, 2025, and no outstanding stock options for the comparable three-month period ended September 30, 2024, that were not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the nine-month period ended September 30, 2025, there were 304,054 outstanding stock options and 34,819 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 60,915 potential common shares included in the calculation of diluted EPS. For the comparable nine-month period ended September 30, 2024, there were 786,854 outstanding stock options and 5,229 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 212,072 potential common shares included in the calculation of diluted EPS. There were 683,043 and 78,000 outstanding stock options for the nine-month periods ended September 30, 2025 and 2024, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2025 and December 31, 2024. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2025	2024
Raw materials	$38,242	$36,035
Work in process	3,568	4,501
Finished goods	10,937	10,827
Total	$52,747	$51,363

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Land	$4,693	$4,693
Buildings and leasehold improvements	30,162	30,109
Machinery and equipment	62,282	60,986
Furniture and fixtures	3,129	3,067
Computer hardware and software	8,161	7,990
Construction in process	3,578	2,077
	112,005	108,922
Less: Accumulated depreciation	(71,469)	(68,437)
Property, plant and equipment, net	$40,536	$40,485

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Depreciation expense	$1,008	$765	$2,966	$2,294

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2025.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2024	$33,513	$11,493	$45,006
Effect of foreign currency translation	330	-	330
Balance – September 30, 2025	$33,843	$11,493	$45,336

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 30, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,330	$8,119	$10,211
Trade names	9,968	1,187	8,781
Patents and technology	5,761	5,598	163
Trademarks	3,400	-	3,400
Other	1,500	648	852
Total other intangible assets	$38,959	$15,552	$23,407

	at December 31, 2024
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,154	$7,296	$10,858
Trade names	9,942	813	9,129
Patents and technology	5,690	5,428	262
Trademarks	3,399	-	3,399
Other	1,500	591	909
Total other intangible assets	$38,685	$14,128	$24,557

The change in the cost of total intangible assets from December 31, 2024 to September 30, 2025 is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Amortization included in:
Selling, general and administrative	$380	$204	$1,134	$609
Research and development	31	25	92	75
Total amortization expense	$411	$229	$1,226	$684

6.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Stock options	$192	$164	$570	$472
Restricted stock	44	6	128	18
Total	$236	$170	$698	$490

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2025, there was $542 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,106,436	$7.15
Granted	-	-
Exercised	(15,982)	$6.10
Forfeited or expired	(103,357)	$9.17
Outstanding at September 30, 2025	987,097	$6.96	4.06	$343
Vested and expected to vest at September 30, 2025	891,035	$6.95	3.91	$315
Exercisable at September 30, 2025	535,372	$6.78	2.81	$242

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2025 and 2024 was $37 and $24, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2025 and 2024 was $98 and $1,960, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at September 30, 2025 and 2024, respectively, was $126 and $19.

7.	INCOME TAXES

Our effective tax rate for the nine-month periods ended September 30, 2025 and 2024 was 16.9% and 20.9%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results.

As of December 31, 2024, we have domestic net operating loss (“NOL”) carryforwards of $15,000, which expire 2031 through 2035, and domestic tax credits of $3,200, which expire 2028 through 2044, available to reduce future taxable income. As of September 30, 2025, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2025, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $9,600, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2025, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2025, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2025 and December 31, 2024.

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

In July 2025, the One Big Beautiful Bill Act (the “Tax Act”) was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the period ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate. Due to the existing net operating loss, we do not expect an impact on cash taxes paid in the current year, however certain provisions may change the timing of cash tax payments in future periods.

8.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of September 30, 2025, the remaining lease terms on our operating leases range from approximately one (1) year to six (6) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	290	$242	$887	$772
Variable lease cost	27	24	72	76
Total lease cost	$317	$266	$959	$848

Supplemental cash flow information related to leases was as follows:

	Nine-month period ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$928	$768
Right-of-use assets obtained in exchange for lease liabilities:	$-	$1,391

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,509	$4,153

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$1,064	$1,138
Operating lease liability, net of current portion	Other noncurrent liabilities	2,437	2,998
Total operating lease liability		$3,501	$4,136

Weighted-average remaining lease term (years)		3.8	4.5

Weighted-average discount rate		6.7%	6.7%

Future minimum lease payments as of September 30, 2025 are as follows:

Maturity of operating lease liabilities
2025	$296
2026	1,053
2027	997
2028	982
2029	514
Thereafter	110
Total lease payments	3,952
Less: Imputed interest	(451)
Present value of remaining lease payments	$3,501

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2025, we have made commitments to purchase approximately $677 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first nine months of 2025 and 2024 were as follows:

	Nine-month period ended September 30,
	2025	2024
Accrued warranty obligations – beginning	$887	$547
Accruals for warranties issued	315	911
Settlements made	(199)	(591)
Accrued warranty obligations – ending	$1,003	$867

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets. For the three-month and nine-month periods ended September 30, 2025, revenue recognized on extended warranties was $74 and $223, respectively.

As of September 30, 2025, there was deferred revenue on extended warranty contracts of $930, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $632 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Three-month period ended September 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$39,946	$3,425	$-	$43,371
Cost of products sold	(31,126)	(2,626)	-	(33,752)
Gross profit	8,820	799	-	9,619
Direct SG&A expenses	(3,689)	(439)	-	(4,128)
Research and development	(2,013)	(842)	-	(2,855)
Segment contribution	3,118	(482)	-	2,636
Corporate G&A expenses			(3,587)	(3,587)
Operating loss				(951)
Other expenses, net			(800)	(800)
Income tax (benefit)			(504)	(504)
Non-controlling interest			(27)	(27)
Net income attributable to Ultralife				$(1,220)

Three-month period ended September 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$32,529	$3,165	$-	$35,694
Cost of products sold	(24,482)	(2,530)	-	(27,012)
Gross profit	8,047	635	-	8,682
Direct SG&A expenses	(2,941)	(390)	-	(3,331)
Research and development	(1,322)	(779)	-	(2,101)
Segment contribution	3,784	(534)	-	3,250
Corporate G&A expenses			(2,739)	(2,739)
Operating income				511
Other expenses, net			(158)	(158)
Income tax provision			74	74
Non-controlling interest			(21)	(21)
Net income attributable to Ultralife				$258

Nine-month period ended September 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$132,134	$10,544	$-	$142,678
Cost of products sold	(101,039)	(7,674)	-	(108,713)
Gross profit	31,095	2,870	-	33,965
Direct SG&A expenses	(11,578)	(1,189)	-	(12,767)
Research and development	(5,098)	(2,479)	-	(7,577)
Segment contribution	14,419	(798)	-	13,621
Corporate G&A expenses			(8,917)	(8,917)
Operating income				4,704
Other expenses, net			(2,896)	(2,896)
Income tax provision			306	306
Non-controlling interest			22	22
Net income attributable to Ultralife				$1,524

Nine-month period ended September 30, 2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$104,201	$16,403	$-	$120,604
Cost of products sold	(77,215)	(11,674)	-	(88,889)
Gross profit	26,986	4,729	-	31,715
Direct SG&A expenses	(8,839)	(1,253)	-	(10,092)
Research and development	(3,583)	(2,271)	-	(5,854)
Segment contribution	14,564	1,205	-	15,769
Corporate G&A expenses			(7,278)	(7,278)
Operating income				8,491
Other expenses, net			(685)	(685)
Income tax provision			1,630	1,630
Non-controlling interest			(58)	(58)
Net income attributable to Ultralife				$6,118

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$39,946	$28,026	$11,920
Communications Systems	3,425	-	3,425
Total	$43,371	$28,026	$15,345
		65%	35%

Three-month period ended September 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$32,529	$22,516	$10,013
Communications Systems	3,165	-	3,165
Total	$35,694	$22,516	$13,178
		63%	37%

Nine-month period ended September 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$132,134	$89,018	$43,116
Communications Systems	10,544	-	10,544
Total	$142,678	$89,018	$53,660
		62%	38%

Nine-month period ended September 30, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$104,201	$74,320	$29,881
Communications Systems	16,403	-	16,403
Total	$120,604	$74,320	$46,284
		62%	38%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$39,946	$28,724	$11,222
Communications Systems	3,425	3,250	175
Total	$43,371	$31,974	$11,397
		74%	26%

Three-month period ended September 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$32,529	$18,311	$14,218
Communications Systems	3,165	2,567	598
Total	$35,694	$20,878	$14,816
		58%	42%

Nine-month period ended September 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$132,134	$97,206	$34,928
Communications Systems	10,544	9,601	943
Total	$142,678	$106,807	$35,871
		75%	25%

Nine-month period ended September 30, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$104,201	$57,326	$46,875
Communications Systems	16,403	11,412	4,991
Total	$120,604	$68,738	$51,866
		57%	43%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by management and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation, tariffs, interest rates and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers for a significant portion of our revenues; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products; potential disruptions in our supply of raw materials and components or material increases in their costs due to business conditions, new or additional tariffs, global conflicts or other factors not under our control; our resources being overwhelmed by our growth; breaches in information systems security and other disruptions in our information technology systems; our ability to recruit and retain top management and key personnel; the unique risks associated with our China operations; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire inherent in the manufacture, use and transportation of Lithium batteries; variability in our quarterly and annual results and the price of our common stock; rising interest rates increasing the cost of our variable borrowings; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; the impact of pandemics that may arise, causing delays in the manufacture and delivery of our mission critical products to end customers; potential costs attributable to the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; negative publicity concerning Lithium-ion batteries; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; possible impairments of our goodwill and other intangible assets; our ability to comply with government regulations including the use of “conflict minerals”; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “foresee,” “could,” “likely,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As part of our strategic evolution, Ultralife has decided to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified Master Brand – Ultralife. This move reflects our commitment to clarity, consistency and amplified brand equity across all markets. By streamlining our global identity, we aim to strengthen customer recognition, enhance operational efficiency and better align to our customer’s needs with a singular, powerful brand narrative. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be promoted. The Electrochem brand will remain, but as a product brand on select primary cells. This transformation positions Ultralife for ongoing growth and stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative will have a non-cash impact on the value of our tradename and trademark intangible assets which will be determined and recorded during our fourth quarter.

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

Overview

Consolidated revenues of $43,371 for the three-month period ended September 30, 2025, increased by $7,677 or 21.5%, over $35,694 for the three-month period ended September 30, 2024, reflecting the inclusion of Electrochem sales of $6,797, and an increase in government/defense of 16.4%, partially offset by a decrease in commercial sales of 5.7% when excluding the 2025 sales of Electrochem.

Gross profit was $9,619, or 22.2% of revenue, for the three-month period ending September 30, 2025, compared to $8,682, or 24.3% of revenue, for the same quarter a year ago. The 210-basis point decline primarily resulted from sales product mix, quality issues on some incoming components impacting manufacturing operations, and lower factory throughput at some of our operations.

Operating expenses were $10,570 for the three-month period ending September 30, 2025, compared to $8,171 for the three-month period ended September 30, 2024, reflecting the inclusion of Electrochem’s results and certain one-time, non-recurring costs, including a provision for the estimated costs of closing our Calgary facility by the end of 2025. Operating expenses for the 2025 three-month period were 24.4% of revenue compared to 22.9% of revenue for the year-earlier three-month period.

Operating (loss) income for the three-month period ended September 30, 2025, was ($951), or (2.2%) of revenues, compared to $511, or 1.4% of revenues, for the year-earlier period. The operating loss primarily resulted from the lower gross margin for our Battery & Energy Products segment.

Other expense for the third quarter of 2025 was $800 compared to $158 for the year-earlier quarter. The increased expense for the 2025 period primarily reflects the increase in interest expense relating to our acquisition of Electrochem on October 31, 2024.

Net (loss) income attributable to Ultralife Corporation was ($1,220), or ($0.07) per share – basic and diluted, for the three-month period ended September 30, 2025, compared to $258, or $0.02 per share – basic and diluted, for the three-month period ended September 30, 2024.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,048, or 4.7% of revenues, for the third quarter of 2025, compared to $1,919, or 5.4% of revenues, for the third quarter of 2024. See the section “Adjusted EBITDA” on page 26 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

We are intensifying our efforts to tackle the manufacturing inefficiencies as well as improve supply chain resiliency and rationalize our manufacturing operations. These actions are critical to ensuring we are best prepared to optimize the operating leverage of our business model as we advance several new products into qualification and production, and capitalize on an expanding pipeline of opportunities consisting primarily of large, multi-year programs. Our priorities remain converting long-term new product development efforts into revenue, advancing vertical integration in the oil & gas segment, and maintaining a strong focus on operational efficiency initiatives to deliver sustainable profitable growth and maximizing the value of our global brand.

Results of Operations

Three-Month Periods Ended September 30, 2025 and September 30, 2024

Revenues. Consolidated revenues for the three-month period ending September 30, 2025 were $43,371, an increase of $7,677, or 21.5%, over $35,694 for the three-month period ended September 30, 2024. Overall, government/defense sales increased 16.4% and commercial sales decreased 5.7%, when excluding the 2025 sales of Electrochem.

Battery & Energy Products revenues increased $7,417, or 22.8%, from $32,529 for the three-month period ended September 30, 2024 to $39,946 for the three-month period ended September 30, 2025. The revenue growth was primarily attributable to the inclusion of Electrochem. Excluding Electrochem, sales increased $620 or 1.9% year-over-year with government/defense sales increasing $1,907 or 19.0%, reflecting strong demand from a U.S.-based global prime, offset by a decrease in commercial sales of $1,287 or 5.7%, primarily reflecting declines of 10.4% in medical sales and 13.3% in oil and gas sales. Sales for the 2025 period were negatively impacted by quality issues on some critical incoming components that delayed sales into future periods.

Communications Systems sales increased $260, or 8.2%, from $3,165 for the three-month period ended September 30, 2024 to $3,425 for the three-month period ended September 30, 2025. Sales for the 2025 period were negatively impacted by delays in the timing of purchase orders likely reflecting the impact of the anticipated U.S. Government shutdown.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $33,752 for the quarter ended September 30, 2025, an increase of $6,740, or 25.0%, from the $27,012 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 75.7% for the three-month period ended September 30, 2024 to 77.8% for the three-month period ended September 30, 2025. Correspondingly, consolidated gross margin decreased from 24.3% for the three-month period ended September 30, 2024, to 22.2% for the three-month period ended September 30, 2025, primarily reflecting unfavorable sales product mix for our Battery & Energy Products segment, quality issues on some incoming components impacting manufacturing operations, and lower factory throughput at some of our operations.

For our Battery & Energy Products segment, gross profit for the third quarter of 2025 was $8,820, an increase of $773 or 9.6% from gross profit of $8,047 for the third quarter of 2024. Battery & Energy Products’ gross margin of 22.1% decreased by 260-basis points from the 24.7% gross margin for the year-earlier period, primarily due to sales mix reflecting declines of 10.4% in medical battery sales and 13.3% in oil & gas battery sales and manufacturing inefficiencies resulting from quality issues associated with some incoming raw materials that delayed sales into future periods.

For our Communications Systems segment, gross profit for the third quarter of 2025 was $799 or 23.3% of revenues, compared to gross profit of $635 or 20.0% of revenues for the third quarter of 2024. Despite the 330-basis point increase, gross margin for the 2025 period was negatively impacted by the factory volume throughput impact of the sales achieved.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2025 were $10,570, an increase of $2,399 or 29.4% from the $8,171 for the three-month period ended September 30, 2024. The increase is primarily attributable to the incurrence of $1,333 costs for Electrochem and $1,085 of one-time non-recurring costs to close our Calgary facility, costs related to our acquisition of Electrochem and the related transition to Ultralife systems and litigation expenses for our cyber insurance claim. Excluding these items, selling, general and administrative expenses declined 0.2% from the 2024 third quarter reflecting continued tight control over discretionary spending.

Overall, operating expenses were 24.4% of revenue for the quarter ending September 30, 2025 compared to 22.9% of revenue for the quarter ended September 30, 2024. Amortization expense associated with intangible assets related to our acquisitions was $411 for the third quarter of 2025 ($380 in selling, general and administrative expenses and $31 in research and development costs), compared with $229 for the third quarter of 2024 ($204 in selling, general, and administrative expenses and $25 in research and development costs). Research and development costs were $2,855 for the three-month period ended September 30, 2025, an increase of $754 or 35.9%, from $2,101 for the three-month period ended September 30, 2024. The increase is attributable to the inclusion of Electrochem and higher new product development costs of 7.6% related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Excluding one-time non-recurring costs, selling, general, and administrative expenses were $6,630 for the three-month period ended September 30, 2025, an increase of $560 or 9.2% from $6,070 for the third quarter of 2024. The period-over-period increase was primarily attributable to the inclusion of Electrochem, and excluding Electrochem, these costs declined 1.3% from the year-earlier period.

Other Expense. Other expense totaled $800 for the three-month period ended September 30, 2025 compared to $158 for the three-month period ended September 30, 2024. Interest and financing expense increased $819, from $173 for the third quarter of 2024 to $992 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous income amounted to $192 for the third quarter of 2025 compared to $15 for the third quarter of 2024, primarily attributable to foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended September 30, 2025, Ultralife recognized an income tax benefit of $504, comprised of a current tax benefit of $19 and a deferred tax benefit of $485 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a tax provision of $74 comprised of a current provision of $173 and a deferred tax benefit of $99 for the three-month period ended September 30, 2024. Our effective tax rate was 28.8% for the third quarter of 2025 as compared to 21.0% for the third quarter of 2024, primarily attributable to the geographic mix of our operating results.  See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net (Loss) Income Attributable to Ultralife Corporation. Net loss attributable to Ultralife Corporation was ($1,220), or ($0.07) per share – basic and diluted, for the three-month period ended September 30, 2025, compared to net income of $258, or $0.02 per share – basic and diluted, for the three-month period ended September 30, 2024.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,874,057 for the third quarter of 2024 to 16,646,336 for the third quarter of 2025. The decrease is attributable to stock option exercises since the third quarter of 2024 as well as dilutive shares of 249,082 being added to basic weighted average shares for the 2024 period compared to none for the 2025 period.

Nine-Month Periods Ended September 30, 2025 and September 30, 2024

Revenues.  Consolidated revenues for the nine-month period ended September 30, 2025 were $142,678, an increase of $22,074, or 18.3%, over $120,604 for the nine-month period ended September 30, 2024. Overall, government/defense sales increased $7,377 or 15.9% and commercial sales increased $14,698 or 19.8%. Excluding Electrochem sales of $23,718 for the 2025 period, sales declined $1,644 or 1.4% with Communication Systems sales declining $5,859 or 35.7% and Battery & Energy Products Sales increasing $4,215 or 4.0%.

Battery & Energy Products revenues increased $27,933, or 26.8%, from $104,201 for the nine-month period ended September 30, 2024 to $132,134 for the nine-month period ended September 30, 2025.  The increase reflects sales of $23,718 for Electrochem and organic growth of $4,215 or 4.0% attributable to a $13,235 or 44.3% increase in government/defense sales and a $9,020 or 12.1% decrease in commercial sales when excluding the 2025 sales of Electrochem. The increase in government/defense sales primarily reflects continued strong demand from our largest U.S.-based global prime.  The decrease in commercial sales was driven by a $6,553 or 22.6% decline in medical sales due to timing of purchases from OEM’s and a $4,419 or 15.5% decrease in oil & gas sales due primarily to general economic and geo-political conditions.

Communications Systems revenues decreased $5,859 or 35.7%, from $16,403 for the nine-month period ended September 30, 2024 to $10,544 for the nine-month period ended September 30, 2025. This decrease was primarily attributable to 2024 shipments of integrated systems of amplifiers and radio vehicle mounts to a major international defense contractor under an ongoing allied country government/defense modernization program, and power systems to a U.S.-based global prime, magnified by delays in the timing of purchase orders during the first nine months of 2025 due in part to anticipation of the U.S. government shutdown.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $108,713 for the nine-month period ended September 30, 2025, an increase of $19,824, or 22.3%, from the $88,889 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.7% for the nine-month period ended September 30, 2024 to 76.2% for the nine-month period ended September 30, 2025. Correspondingly, consolidated gross margin decreased from 26.3% for the nine-month period ended September 30, 2024, to 23.8% for the nine-month period ended September 30, 2025, primarily reflecting unfavorable sales product mix for our Battery & Energy Products segment, quality issues on some incoming components impacting manufacturing operations, and lower factory throughput at some of our operations.

For our Battery & Energy Products segment, gross profit for the first nine months of 2025 was $31,095, an increase of $4,109 or 15.2% from gross profit of $26,986 for the first nine months of 2024. Battery & Energy Products’ gross margin of 23.5% decreased by 240-basis points from the 25.9% gross margin for the year-earlier period, primarily due to sales mix reflecting declines of 22.6% in medical battery sales and 15.5% in oil & gas battery sales and manufacturing inefficiencies including quality issues associated with some incoming raw materials that delayed sales into future periods.

For our Communications Systems segment, gross profit for the first nine months of 2025 was $2,870 or 27.2% of revenues, compared to gross profit of $4,729 or 28.8% of revenues for the first nine months of 2024. Gross margin for the 2025 period was negatively impacted by the factory volume throughput impact of the sales achieved.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2025 were $29,261, an increase of $6,037 or 26.0% from the $23,224 for the nine-month period ended September 30, 2024.  Excluding 2025 Electrochem and one-time M&A and other non-recurring expenses of $4,497, operating expenses increased $1,540 or 6.6%. The increase is primarily attributable to an 18.6% increase in new product development costs related to continued investment in our product offering and a 5.6% increase in selling expenses to strengthen our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 20.5% for the nine-month period ended September 30, 2025 compared to 19.3% for the nine-month period ended September 30, 2024. Amortization expense associated with intangible assets related to our acquisitions was $1,226 for the first nine months of 2025 ($1,134 in selling, general and administrative expenses and $92 in research and development costs), compared with $684 for the first nine months of 2024 ($609 in selling, general, and administrative expenses and $75 in research and development costs). Research and development costs were $7,577 for the nine-month period ended September 30, 2025, an increase of $1,723 or 29.4%, from $5,854 for the nine months ended September 30, 2024. Selling, general, and administrative expenses increased $4,314, or 24.8%, from $17,370 for the first nine months of 2024 to $21,684 for the first nine months of 2025. The period-over-period increase was primarily attributable to the inclusion of Electrochem, the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources, and certain one-time, non-recurring expenses which include costs to close our Calgary facility, costs related to our acquisition of Electrochem and the related transition to Ultralife systems and litigation expenses for our cyber insurance claim.

Other Expense. Other expense totaled $2,896 for the nine-month period ended September 30, 2025 compared to $1,685 for the nine-month period ended September 30, 2024. Interest and financing expense increased $1,905, or 171.5%, from $1,111 for the first nine months of 2024 to $3,016 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous expense (income) amounted to ($120) for the first nine months of 2025 compared to ($426) for the first nine months of 2024, primarily attributable to a 2024 payment of $235 from our insurance carrier pertaining to a ransomware cyberattack experienced by the Company in the first quarter of 2023 and foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2025 nine-month period was $306 compared to $1,630 for the 2024 nine-month period. Our effective tax rate decreased to 16.9% from 20.9% for the 2024 period, primarily due to the geographic mix of our operating results. The income tax provision for the first nine months of 2025 is comprised of a $182 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $124 deferred tax provision which primarily represents non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2024 period, the income tax provision was comprised of a $335 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $1,295 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See Note 7 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $1,524, or $0.09 per share – basic and diluted for the nine-month period ended September 30, 2025, compared to $6,118, or $0.37 per share – basic and diluted, for the nine-month period ended September 30, 2024.

Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,742,120 for the first nine months of 2024 to 16,698,915 for the first nine months of 2025. The decrease is attributable to stock option exercises since the third quarter of 2024, offset by a decrease in the average stock price used to compute diluted shares from $9.41 for the nine-month period ended September 30, 2024 to $6.77 for the nine-month period ended September 30, 2025. Accordingly diluted shares of 60,915 were added to basic weighted average shares in 2025 compared to 212,072 in 2024.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net (loss) income attributable to Ultralife Corporation	$(1,220)	$258	$1,524	$6,118
Add:
Interest expense, net	992	173	3,016	1,111
Income tax (benefit) provision	(504)	74	306	1,630
Depreciation expense	1,008	765	2,966	2,294
Amortization expense	411	229	1,226	684
Stock-based compensation expense	236	170	698	490
Severance and other costs for plant closure	491	-	641	-
Acquisition and other non-recurring costs	594	250	1,112	250
Non-cash purchase accounting adjustments	40	-	120	-
Adjusted EBITDA	$2,048	$1,919	$11,609	$12,577

Liquidity and Capital Resources

As of September 30, 2025, cash totaled $9,260, as compared to $6,854 at December 31, 2024. The increase largely reflects cash generated by our operations during the period, partially offset by a reduction in our outstanding debt.

For the nine-month period ended September 30, 2025, cash generated from operations was $9,501, as compared to $13,590 generated for the nine-month period ended September 30, 2024. For the 2025 period, cash generated from operations was comprised of net income of $1,502 plus non-cash items totaling $5,213 for depreciation, amortization, stock-based compensation, and deferred taxes, partially offset by $2,786 attributable to working capital.

Cash used in investing activities for the nine months ended September 30, 2025 was $2,986 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the nine months ended September 30, 2025 was $3,989, representing a $4,063 reduction in our outstanding debt and $24 of debt issuance costs paid, partially offset by $98 in cash generated from employee stock option exercise proceeds during the period.

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

Commitments

As of September 30, 2025, the Company had $50,937 outstanding on the Term Loan and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with its debt covenants under the Revolving Credit Facility and Term Loan as of September 30, 2025.

As of September 30, 2025, we have made commitments to purchase approximately $677 of production machinery and equipment.

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

The rebranding initiative mentioned above will have a non-cash impact on the value of our tradename and trademark intangible assets which will be determined and recorded during our fourth quarter.

During the first nine months of 2025, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of September 30, 2025 because of the existing material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Remediation Efforts to Address Material Weaknesses

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting attributable to our need for additional accounting personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company both organic and through acquisitions. As a result of the material weakness identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. The material weakness was not yet fully remediated as of September 30, 2025.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Management has taken the necessary steps to remediate our identified material weakness. The Company has significantly strengthened its finance and accounting team by adding a new oversight role and hiring additional highly experienced personnel including certified public accountants to augment the experience and expertise of our accounting team and provide for a full complement of resources commensurate with the Company’s continued growth.  The actions taken include the naming of a Chief Accounting Officer with a backfill to the Corporate Controller role and filling the following positions:  Director-Internal Audit & Sox Compliance, Manager – Corporate Accounting, Manager – Corporate Reporting & Consolidations, and Controller - Electrochem. We believe that this additional oversight, coupled with the additional personnel now hired, will allow us to execute improved business process controls more quickly and ensure a greater level of monitoring whether controls are adequately designed and operating effectively.

Remediation will be deemed complete once our corrective actions are fully implemented and further evaluation is performed, including testing, to conclude that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

To continue our improvement in internal controls over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) during the third quarter, we completed the re-organization of  our Corporate Accounting organization and have appointed a Chief Accounting Officer, backfilled our Corporate Controller position and hired additional highly experienced CPA’s, MBA’s and other personnel, including a Director - Internal Audit & Sox Compliance, Manager – Corporate Accounting and Manager – Corporate Reporting & Consolidations. We believe that the reorganization and the additional resources will be a major step in strengthening our internal control over financial reporting as the Company continues to grow on a global basis.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: November 17, 2025	By: /s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2025	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)