Form 10-K
period 2025-12-31
ULTRALIFE CORP
filed 2026-03-23
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $90,469,809 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2025.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 20, 2026, the registrant had 16,656,503 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	1

	1A	Risk Factors	14

	1B	Unresolved Staff Comments	23

	1C	Cybersecurity	24

	2	Properties	25

	3	Legal Proceedings	25

	4	Mine Safety Disclosures	25

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

	6	Selected Financial Data	25

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	7A	Quantitative and Qualitative Disclosures About Market Risk	37

	8	Financial Statements and Supplementary Data	38

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68

	9A	Controls and Procedures	68

	9B	Other Information	69

	9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	69

PART III	10	Directors, Executive Officers and Corporate Governance	70

	11	Executive Compensation	70

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70

	13	Certain Relationships and Related Transactions, and Director Independence	70

	14	Principal Accountant Fees and Services	70

PART IV	15	Exhibits, Financial Statement Schedules	71

	Signatures		73

i

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in economic conditions including inflation, tariffs and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products and the subsequent transition to high-volume production; potential disruptions in our supply of raw materials and components; our resources being overwhelmed by our growth; our ability to recruit and retain top management and key personnel; breaches in information systems security and other disruptions in our information technology systems; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; the unique risks associated with our China operations; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire; variability in our quarterly and annual results and the price of our common stock; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; rising interest rates increasing the cost of our variable borrowings; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; costs and demand on management’s time of litigation and claims; the potential impact of future pandemics and other related or non-related viruses causing delays in the manufacture and delivery of our mission critical products to end customers; potential costs attributable to the warranties we supply with our products and services; negative publicity concerning Lithium-ion batteries; rules and procedures regarding contracting with the U.S. and foreign governments; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; our ability to comply with government regulations regarding the use of “conflict minerals”; possible impairments of our goodwill and other intangible assets; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; and other risks and uncertainties, certain of which are beyond our control.

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

As used in this Form 10-K Annual Report, unless otherwise indicated, the terms the “Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and its wholly owned subsidiaries ABLE New Energy Co., Limited and its wholly owned subsidiary ABLE New Energy Co., Ltd. (collectively “ABLE”); Ultralife UK LTD and its wholly owned subsidiary Accutronics Ltd. (collectively “Accutronics”); Ultralife Batteries (UK) Ltd.; Southwest Electronic Energy Corporation and its wholly owned subsidiary, CLB, Inc. (collectively “SWE”); Ultralife Excell Holding Corp. (“UEHC”) and its wholly owned subsidiary Excell Battery Corporation USA (collectively “Excell Battery USA”); Ultralife Canada Holding Corp. (wholly owned by UEHC, “UCHC”) and its wholly owned subsidiary Excell Battery Canada ULC (“Excell Battery Canada”); Electrochem Solutions, Inc. (“Electrochem”); and its majority-owned joint venture Ultralife Batteries India Private Limited (“Ultralife India”).

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. Historically, we utilized the following brands, tradenames and trademarks (“sub-brands”) to promote our products in the markets we serve:  Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SMART CIRCUIT®, SMARTCIRCUIT®, SMART CIRCUIT & design®, SODIUMPOWER®, SODIUMPOWER (design)®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE DRILL-DATA®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY CORP®, SWE Southwest Electronic Energy Group®, Excell Battery Group™ and Criterion Gauge™, POW-R BMS®, POW-R-BMS®, POW-R TOTE® and Electrochem®. As explained below, our rebranding initiative will eliminate or de-emphasize our reference to the sub-brands going forward. We have sales, operations and product development facilities in North America, Europe and Asia.

As part of our strategic evolution, in October 2025, Ultralife decided to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. This move reflects our commitment to clarity, consistency and amplified brand equity across all markets. By streamlining our global identity, we aim to strengthen customer recognition, enhance operational efficiency and better align to our customers’ needs with a singular, powerful brand narrative. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be emphasized. The Electrochem brand will remain, but as a product brand on select primary cells. This transformation positions Ultralife for ongoing growth and stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative had a non-cash impact of $12,181 to reduce the value of our tradename and trademark intangible assets recorded during our 2025 fourth quarter.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that segment contribution, defined as gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses, is the best indicator of segment performance. As such, we report segment results at the segment contribution level. (See Note 10 in the notes to consolidated financial statements contained in Item 8 of this Form 10-K.)

Our website address is www.ultralifecorporation.com. We make available free of charge via a hyperlink on our website (see Investors link on the website) our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Philip A. Fain, CFO, Treasurer and Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Battery & Energy Products

We manufacture and/or market a family of Lithium Manganese Dioxide (Li-MnO2), Lithium Manganese Dioxide Carbon Monofluoride (Li-CFx/MnO2) hybrid and Lithium Thionyl Chloride (Li-SOCl2) non-rechargeable batteries including 9-volt, Ultralife HiRate® cylindrical, Ultralife Thin Cell®, and other form factors. Applications for our 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our Ultralife HiRate® and Ultralife Thin Cell® Lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial and medical markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices, wearable medical products, Bluetooth tracking devices and other specialty applications. Military applications for our non-rechargeable Ultralife HiRate® batteries include manpack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our Lithium Thionyl Chloride batteries, sold under our Electrochem and Ultralife brands as well as a private label brand, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics, and downhole drilling, geothermal and pipeline inspection devices. We believe that the chemistry of Lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price of our Lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our Lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

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

Revenues for this segment for the year ended December 31, 2025, were $178,042 and segment contribution was $20,223, as compared to revenues of $144,081 and segment contribution of $18,997 for the year ended December 31, 2024.

Communications Systems

We design and manufacture a line of communications systems and accessories to support military communications requirements and under our Ultralife brand we provide system integration products and services.

The military systems include RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adaptors (“VAA”) for multiple programs. Key programs include U.S. Army Leader Radio Program and Family of Special Operations Vehicles (FOSOV) which is a U.S. Special Operations Command program managing ground mobility and focusing on vehicle sustainment and technology upgrades. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and to foreign defense organizations that we are permitted to sell our products to, as well as to U.S. and to international prime defense contractors.

Commercial products offered to date under the Ultralife brand integrate information technology equipment and power conversion capability into rugged cases, supporting use in various industries. We market these products to automotive, cellular carriers and manufacturing industries.

Revenues for this segment for the year ended December 31, 2025, were $13,117 and segment contribution was $(1,290), as compared to revenues of $20,375 and segment contribution of $1,191 for the year ended December 31, 2024.

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

Corporate had no revenues for the years ended December 31, 2025, and 2024. Corporate operating expenses, including costs incurred in connection with business acquisitions and other non-recurring actions, were $24,835 and $10,223 for the years ended December 31, 2025, and 2024, respectively. For 2025, the one-time intangible asset impairment charge resulting from our global rebranding of $12,181 is included in Corporate operating expenses.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2025 Consolidated Financial Statements and Notes thereto contained in this Form 10-K Annual Report for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the notes to consolidated financial statements.

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

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”), and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” and together with Excell Canada and 656700, collectively, “Excell”), which operate under the name Excell Battery Group. Based in Canada with U.S. operations, Excell Battery Group is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, ruggedized computers, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. Our acquisition of Excell has been an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell has allowed us to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we did not previously serve, enhance our contributed value to our customers and realize cost synergies. Furthermore, we utilize Excell experienced technical resources in our global new product initiatives and add a complementary line of highly engineered products, both existing and in development, that are costly for our customers to substitute with products of a competitor.

On October 31, 2024, we acquired Electrochem Solutions, Inc, a Massachusetts corporation (“Electrochem”). Based in Raynham, Massachusetts with over forty years of battery technology experience in critical applications where the cost of failure is high, Electrochem designs and manufactures primary Lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets. Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and creates opportunities for gross margin expansion through the realization of manufacturing cost efficiencies, U.S.-based vertical integration, supply chain and lean initiatives. Electrochem primarily services a blue-chip customer base which had little or no overlap with Ultralife’s other customers, has long-tenured technical resources which we are utilizing in advancing our global new product initiatives, and has a complimentary portfolio of highly engineered Thionyl, Sulfuryl and Bromine Chloride cells and packs which can be commercially cost prohibitive to substitute or replace. We believe this acquisition has created highly attractive opportunities to drive revenue growth through heightened cross-selling activities and extends our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality. Furthermore, with Electrochem we believe we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

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

Our non-rechargeable products include the following product configurations:

9‑Volt Lithium Battery. Our 9-volt Lithium battery delivers a unique combination of the highest-available energy density and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt Lithium battery price is generally higher than conventional 9-volt Carbon Zinc and Alkaline batteries, we believe the enhanced operating performance and decreased costs associated with longer battery life make our 9-volt Lithium battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

We market our 9-volt Lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt Lithium battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt Lithium battery under private labels for a variety of companies. Additionally, we sell our 9-volt Lithium battery to the broader consumer market through national and regional retail chains and online retailers.

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

We market our line of Lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others. Significant commercial applications include oil and gas downhole drilling, pipeline inspection equipment, automatic re-closers and oceanographic and subsea devices. Asset tracking applications include Radio Frequency Identification (“RFID”), cellular, and Bluetooth systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment. Medical applications include Automated External Defibrillators, infusion pumps, wearable patient monitoring and telemetry systems. Search and rescue applications include Emergency Locator Transmitters for aircraft and Emergency Position Indicating Radio Beacons for ships. Oil and gas applications include battery packs for downhole and directional drilling applications such as Measurement While Drilling and Logging While Drilling and pipeline inspection and monitoring.

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

Integrated Systems. Our integrated systems include vehicle mounted systems; SATCOM systems; rugged, deployable case systems; integrated information technology systems and multiband transceiver kits. These systems provide enhanced capabilities which enable communications operators to provide links to support Command, Control, Communications, Computers, Cyber and Intelligence, Surveillance and Reconnaissance.

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

A significant portion of our business comes from sales of products and services to U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services. The procurement laws and regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with applicable procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period. Even if a contract is awarded to us there is no guarantee that the government will order any product under the contract.

We have one major customer, L3Harris Technologies, a large global defense primary contractor, which comprised 27% of our total revenues in 2025, and 23% of our total revenues in 2024. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2025, sales to U.S. and foreign customers were $137,077 and $54,082, respectively. In 2024, sales to U.S. and foreign customers were $97,040 and $67,416, respectively.

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

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful, will result in increased product awareness and sales at the end user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution channels. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualifications testing for the products under contract by the military. Our inability to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects. When a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

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

Backlog orders for Battery & Energy Products were approximately $102,000 and $95,000 as of December 31, 2025, and 2024, respectively, reflecting continued high demand for our medical, government and defense, and oil and gas batteries. The 2025 year-end Battery & Energy Products backlog orders are primarily related to orders that are expected to ship throughout 2026.

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

Sales for commercial products include integrated systems for information technology equipment to support fixed, mobile and deployable locations. We sell our products directly to commercial businesses in the U.S.

At December 31, 2025, and 2024, our backlog orders related to Communications Systems orders were approximately $8,200 and $7,600, respectively. The 2025 year-end Communications Systems backlog orders are expected to ship throughout 2026.

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

We hold forty-six patents issued in the U.S., fourteen patents issued in the European Union member states, three patents issued in the European Union, eight patents issued in the United Kingdom, five patents issued in Japan, four patents issued in India, four patents issued in Canada, three patents issued in South Korea, three patents issued in China, three patents issued in Taiwan, two patents issued in Norway, one patent issued in Australia, one patent issued in Iceland, one patent issued in Mexico and one patent issued by the World Intellectual Property Organization. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain non-competition and non-solicitation provisions which are effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during their employment. Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state and country by country so we cannot assure that they will be enforceable in accordance with their terms, if at all.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks that we own. Our trademarks include the following: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SMART CIRCUIT®, SMARTCIRCUIT®, SMART CIRCUIT & design®, SODIUMPOWER®, SODIUMPOWER (design)®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE DRILL-DATA®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY CORP®, SWE Southwest Electronic Energy Group®, Excell Battery Group™ and Criterion Gauge™, POW-R BMS®, POW-R-BMS®, POW-R TOTE® and Electrochem®. Our rebranding initiative will eliminate or de-emphasize our reference to certain trademarks going forward as disclosed earlier.

Manufacturing and Raw Materials Constraints

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facility in Newark, New York is ISO 9001 and ISO 13485 certified. Our Canadian manufacturing facility in Calgary is ISO 9001 certified and ISO 13485 certified. Our manufacturing facility in Shenzhen, China is ISO 9001, ISO 14001 and ISO 13485 certified. Our manufacturing facility in Missouri City, Texas is ISO 9001 and ISO 13485 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified. Our manufacturing facility in Virginia Beach, Virginia is ISO 9001 certified. Our manufacturing facility in Raynham, Massachusetts is ISO 9001 certified.

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

Certain materials used in our products, other than rechargeable battery cells, are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources may in some cases be available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material provided extensive customer testing and recertification are not required. Any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. We have experienced interruptions of product deliveries by sole source and other suppliers in 2024 and to a lesser extent in 2025 resulting in the delay of some shipments to future periods, and we cannot assure that these interruptions and delays will not have an adverse effect on us in the future.

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

Our Newark, New York facility has the capacity to produce significant volumes of batteries and energy products. This operation generally manufactures non-rechargeable battery cells, non-rechargeable and rechargeable battery packs, and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product. Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities of non-rechargeable batteries and rechargeable battery packs beyond current volumes and are not constrained by manufacturing equipment capacity. Our Missouri City, Texas facility has the capacity to produce significant quantities of rechargeable and non-rechargeable battery packs and is not constrained by manufacturing equipment capacity and the same is presently true for our Excell facility in Calgary, Canada. Our Electrochem facility in Raynham, Massachusetts has the capacity to produce significant quantities of non-rechargeable battery cells beyond current volumes and is not constrained by physical space or manufacturing equipment capacity, and it also has the physical capacity to produce non-rechargeable battery packs. We continue to access the capacity of our global facilities based on increased demand for our products, and to determine constraints associated with human capital resources and/or manufacturing equipment.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to $45,322 and $44,614 as of December 31, 2025, and 2024, respectively. The year-over-year 2% increase primarily reflects the timing of shipments and the procurement of certain longer lead-time materials required to fulfill the backlog for our batteries primarily used in the government and defense and medical device sectors. Management continuously monitors inventory levels in an effort to optimize such levels.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to $8,686 and $6,749 as of December 31, 2025, and 2024, respectively. The year-over-year 29% increase is primarily due to the procurement of certain materials with longer lead-times to fulfill backlog orders. Management continuously monitors inventory levels in an effort to optimize such levels.

Research and Development

We devote significant resources to research and development activities to improve the technological capabilities of our products and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Missouri City, Texas; Raynham, Massachusetts; Newcastle-under-Lyme, United Kingdom; and Shenzhen, China. During 2025 and 2024, we spent $12,079 and $9,549, respectively, on research and development, including $1,681 and $1,281, respectively, on customer sponsored research and development activities, which are included in cost of products sold. The year-over-year increase in customer sponsored research and development is due to the full year inclusion of Electrochem and the timing of key projects, including the development of customer-driven new products.

We expect that research and development expenditures in the future, including 2026, could increase by 10% or more over 2025 levels, based on current initiatives. These current initiatives include the following: completing the development and testing of new battery and power solutions in our facilities in Newark, New York; Missouri City, Texas; Raynham, Massachusetts; Surrey, Canada; Newcastle-under-Lyme, UK and Shenzhen, China and new product initiatives for our Communications Systems business. We expect that new product development is one of the key factors that will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon demand for customer applications.

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

Safety; Government Regulation; Environmental Considerations

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

The ITAR is a set of U.S. government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act and are described in the Code of Federal Regulations. The Department of State Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries. To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained. Our annual report on Form SD was filed by the statutory due date of May 31, 2025, for the 2024 calendar year and we continue to utilize appropriate measures with our suppliers to better ascertain the origin of the conflict minerals in our products.

Competition

Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development-stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as companies producing communications system accessories. We compete on the basis of design flexibility, performance, price, reliability and customer support. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies or services that are currently under development or that may be developed in the future or that our competitors will not market competing products and services that obtain market acceptance more rapidly than ours.

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

Employees

As of December 31, 2025, we employed a total of 678 permanent and temporary employees: 525 in production, 92 in sales and administration, and 61 in research and development. None of our employees are represented by a labor union.

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

Company Risk Factors

Changes in economic conditions, including inflation, government trade policies, tariffs, interest rates, and supply-chain disruptions have affected and may continue to affect our business, revenues and earnings adversely.

The post-COVID supply chain conditions which included long-lead times and irregular availability of highly sought after components combined with rapid cost inflation persisted in 2024 and 2025, although to a lesser extent. The negative impact of these economic conditions, further complicated by the advent of tariffs, was partially mitigated by our proactive actions including the following: closer alignment of cost increases with customer price increases, extending the time horizon of our sales & operations planning process (“S&OP”) with both customers and suppliers to provide greater visibility in ordering components while upgrading our internal resources responsible for the process, improving our internal expertise to enhance our process for launching new products to reduce the cost and time of transitioning to high-volume manufacturing, and the charging of surcharges to customers to help offset the cost of tariffs on certain components.

While significant price increases, longer lead times and key component shortages have eased, they still sporadically occur and general economic conditions became more complex with the advent of tariffs in 2025. Despite our best efforts and focus, we may not be able to fully offset the unfavorable impact of these economic conditions in a timely fashion, which continue to have a material adverse effect on our business and financial results going forward.

A significant portion of our revenue is derived from certain key customers.

We have one customer, L3Harris Technologies, a large global defense primary contractor, which comprised 27% of our total revenues in 2025 and 23% of our total revenues in 2024. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this major customer to be good, the reduction, delay or cancellation of orders from this customer or any delays in payments beyond their payment terms, for any reason, would reduce our revenues and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

Reductions or delays in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with U.S. and foreign militaries or OEMs that supply U.S. and foreign militaries. In the years ended December 31, 2025, and 2024, $65,864 or 34% and $62,374 or 38%, respectively, of our revenues were comprised of sales made directly or indirectly to U.S. and foreign militaries.

While significant gains have been made in commercial markets with our business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $58,647 or 31% in 2025 and $54,077 or 33% in 2024. Therefore, any significant disruption to or deterioration of our relationship with the U.S. Government or any prime defense contractor could significantly reduce our revenues. We and our competitors continuously engage in efforts to expand business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers that compete with us.

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

Our efforts to develop new products or new commercial applications for our products and the subsequent transition to high-volume production could be prolonged, not be profitable, not be accepted by our customers or could otherwise fail to achieve market share.

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

Our supply of raw materials and components could be disrupted or delayed due to business conditions, new or additional tariffs, global conflicts, weather, sourcing requirements or other factors not under our control, or the cost of those raw materials and components may materially increase.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. Some materials and components have been and may continue to be in short supply resulting in limited availability and/or increased costs including new or additional tariffs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our supplying defense products to the U.S. Government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances or if the suppliers are not able to meet the necessary demand for the components, the difficulty in obtaining supplies on a timely basis could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we may be able to redesign our products to make use of such alternatives provided that the costs and timing of our customers recertifying the alternate materials and components where necessary is not deemed prohibitive to our customers or us. Nevertheless, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source and other suppliers in the past, and we cannot guarantee that we will not experience a continuation of material interruption of deliveries from sole source or other suppliers in the future. Accordingly, these circumstances plus the continued impact of costly tariffs and further requirements emphasizing component sourcing from the U.S. in 2026 and beyond require us to regularly monitor all aspects of our supply chain and share the updates with our customers, to ensure that any potential supply interruptions and incremental costs are understood with all efforts taken to minimize.

As we look forward to potential rising demand for electrification, our lead times for certain critical components from our suppliers could be extended even further, resulting in shipping delays causing us to miss contractual timelines. Our internal purchasing process is focused on the current economic environment, and lead times in the current environment are considered when placing orders from our vendors. However, we cannot control the ability of our vendors or potential vendors to meet our delivery dates.

Additionally, we could continue to face prolonged, increasing pricing pressure from our suppliers due to rising costs incurred by these suppliers, including the costs associated with continued or new tariffs, that could be passed on to us in higher prices for our raw materials and components. In addition, customers requiring products containing components and raw materials sourced from the U.S. may also have an impact on both lead times and costs. These higher prices increase our cost of business, lower our margins and could have other materially adverse effects on our business, financial condition and results of operations, particularly, if our pass-through of these price increases is not accepted by our customers or if these higher prices are not offset by our lean manufacturing initiatives.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we may be required to deliver large volumes of products to customers on a timely basis at a reasonable cost. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require a substantial increase in our direct labor workforce in a tight job market, and require additional capital resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial-scale production requirements on a timely and cost-effective basis. Our resources may not be sufficient to support rapid growth and demand for our products and simultaneously satisfy our backlog of approximately $110,000 as of December 31, 2025. Although we have highly experienced technical and engineering employees, we cannot assure you that we will be able to fulfill all the orders of our customers for our products, without delay.

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

Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, have previously, and in the future could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways.

We continuously face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to cyber and physical security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyberattack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our information networks, and proprietary or classified information, they may not be sufficient to prevent security breaches, cyberattacks, cyber intrusions, or disruptions, and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, operating results and liquidity. In 2017, we formed a cross-functional executive management Security Steering Committee focused on mitigating the risk of security breaches, cyberattacks, cyber intrusions, or disruptions. In 2018, with the assistance of outside security consultants, we completed a comprehensive Systems Security Plan (“SSP”) and a Plan of Action & Milestones (“POAM”) in compliance with the requirements of National Institute of Standards and Technology (“NIST”) Special Publication 800-171, Protecting Controlled Unclassified Information in Nonfederal Information Systems and Organizations. In 2019, the Company made further progress in implementing many of the security measures in our SSP and POAM, including increasing security awareness across our employee base. In 2020 through 2025, we continued to make progress towards achieving full implementation of all NIST 800-171 security standards, as well as the requirements under the Cybersecurity Maturity Model Certification (“CMMC”) framework released by the Department of Defense in 2020. We continue to review all key aspects of cybersecurity utilizing our outside security consultants to ensure a robust plan is in place and provides timely updates to our Board. Despite these measures, we cannot eliminate the risk of such security breaches and the potential adverse impacts these breaches may have on our business and financial results. Accordingly, for several years, including 2025, we maintained our cybersecurity insurance policy to help mitigate the impact of a cybersecurity incident.

As reported on Form 8-K filed on March 2, 2023, during performance of their daily information technology security procedures on January 25, 2023, our Information Technology Team (“IT Team”) discovered an unauthorized entry into our information technology systems for our Newark, New York and Virginia Beach, Virginia locations. The accounts in question were immediately disabled by our IT Team, and the Company’s Security Steering Committee met promptly, taking swift action, including the immediate notification of our cybersecurity insurance carrier. Shortly thereafter, with the assistance of recommendations from our cybersecurity insurance carrier, we engaged external incident response professionals to assist with our assessment, recovery and response. On February 7, 2023, the Company received an electronic communication allegedly from a third-party, known for nefarious ransomware attacks, claiming responsibility for the incident, and discussions with that third party commenced through experienced cybersecurity professionals engaged by the Company.

This incident caused a partial disruption of our business operations at these locations, which resulted in production and shipping downtime of several weeks as well as lost sales orders. With the efforts of internal resources supported by external expertise, the Company restored its information technology systems and production was resumed in both locations. Based on the recovery of our systems, review of the files affected, as well as the Company’s prompt response to and assessment of the incident, no ransom or other amount had been paid to the third party.  Nevertheless, the cybersecurity event, the business interruption incurred and the resulting restoration was costly to the Company.  Despite a business interruption claim, independently computed by a third-party forensic accountant, filed with our cyber insurance underwriter that has not been satisfied, on February 4, 2025 the Company filed a complaint in the Supreme Court of the State of New York, County of Wayne for the outstanding amount of our claim as computed by our third-party forensic accountant.  We remain in the discovery phase of the claim with the expectation of a jury trial in the latter half of 2026. On March 2, 2026, the cyber insurance underwriter against whom we filed a claim, filed a motion for permission to file a counter claim which has not yet been granted by the court.  If ultimately granted, we believe that such a counter claim is without merit and will be opposed vigorously.

We continue to diligently monitor our information systems with outside expertise for any attempted intrusions or other irregularities, which we have been successful in repelling in 2025.

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

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including OEMs. Our success depends significantly upon the success of those customers’ products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

●	competition faced by the customer in its industry,
●	market acceptance of the customer’s product or service,
●	the engineering, sales, marketing and management capabilities of the customer,
●	challenges unrelated to our technology or products faced by the customer in developing its products or services, and
●	the financial and other resources of the customer.

The market for our products is characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products utilize state-of-the-art technology and that the costs associated with change could be prohibitive in terms of costs and time, there can be no assurance that competitors will not develop technologies or products that could render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. Furthermore, we have noted an increase in foreign competition, especially in Asia, over the last several years, which tends to compete on price in the battery industry, yet poor quality and the impact of tariffs could mitigate their progress. If these companies are more successful than we are in marketing their products and penetrating end markets, this may reduce our revenues and operating income and could have other material adverse effects on our business, financial condition and results of operations.

We are subject to certain safety risks, including the risk of fire or explosion, inherent in the manufacture, use and transportation of Lithium batteries. These risks also create the potential for claims against the Company, which can have a negative impact on our financial results.

Due to the high energy inherent in Lithium batteries, our Lithium batteries can pose certain safety risks, including the risk of fire. We incorporate procedures in research, development, product design, manufacturing processes and the transportation of Lithium batteries that are intended to reduce safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns. Although we currently carry insurance policies which cover loss of plant and equipment, leasehold improvements, inventory and business interruption, any accident, whether at our manufacturing facilities or from the use and transportation of our products, may result in significant production delays or claims for damages resulting from injuries or death. While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could reduce our available cash and our operating and net income and have other material adverse effects on our reputation, business, financial condition and results of operation.

Our quarterly and annual results and the price of our common stock have and could in the future continue to fluctuate significantly.

Our future operating results and the price of our common stock may vary significantly from quarter-to-quarter and from year-to-year depending on factors such as the timing and shipment of significant orders, new product introductions, the transition of new products to higher-volume production, major project wins, U.S. and foreign government demand, delays in customer releases of purchase orders, delays in receiving raw materials from vendors and other supply-chain disruptions, the mix of distribution channels through which we sell our products and services, general economic conditions and incurrence of one-time costs. Due to such variances in operating results, we have sometimes failed to meet, and in the future may not meet, market expectations regarding our future operating results.

In addition to the uncertainties of quarterly and annual operating results, future announcements concerning us or our competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of our products, or the impact of economic or geopolitical factors on any of the markets segments in which we participate may cause the market price of our common stock to fluctuate substantially, all of which may be unrelated to our operating results.

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

Upon closing of the acquisition of Electrochem on October 31, 2024, the Credit Facilities became effective to fund the acquisition and the related closing costs. As of December 31, 2025, the Company had $50,250 of outstanding principal on the Term Loan Facility, of which $4,125 is due to be paid in 2026 and included in current portion of long-term debt on the balance sheet, and no outstanding balance on the Revolving Credit Facility. The related interest rates on our borrowings are variable as disclosed in Note 3 to our Consolidated Financial Statements contained in Item 8 of this Form 10-K. From time to time, funds which would have been otherwise used to pay down debt, have been used to purchase raw material and component inventory to satisfy commitments to our customers in light of our backlog and continued demand for our products as well as strategic capital expenditures to improve our gross margins. Accordingly, any increase in interest rates will adversely impact the Company’s financial results, perhaps materially.

Any inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner and reduce our operating income and margins.

The transportation of Lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. These regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs to comply with these regulations. We believe we materially comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we materially comply with these regulations. If, however, we are unable to comply with any such new regulations, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could reduce our operating income and margins, and have other material adverse effects on our business, financial condition and results of operations.

Our entrance into new markets could lead to additional exposure to financial risk or increased liability, and our failure to successfully enter into those markets could lead to negative customer perception or loss of business from existing customers.

Our new products, supporting our commercial diversification strategy will likely result in the introduction of our products in new end markets that we have not participated in before. These new market opportunities may carry certain risks that we may not have experienced in the past or that we may not be fully aware of. While we perform extensive due diligence in the launch of our products in new end markets and attempt to mitigate our risks with our contracts and insurance coverage, we may not be fully aware of the risks that may exist until we gain more experience in these markets.

As a result of litigation or claims, currently known or unknown, we could experience negative optics in the market, disruptive demand on our management and staff’s time, and increased costs.

As a global company operating in diverse markets, Ultralife faces the risks of litigation and claims.  While we have mitigated the overall financial risks with a comprehensive global insurance program which is closely monitored and renewed annually, the internal cost of management and staff time could impact our efforts spent on product development and growth opportunities.

The potential of future pandemics could create significant economic and social disruption and uncertainty around the world, may impact the health of our employees, the employees of our customers, and the employees of our suppliers, causing delays in the manufacture and delivery of our mission critical products to end customers, and may disrupt business with our collaborative business partners and service providers, which may continue to adversely impact our business and operating results.

The coronavirus disease of 2019 (COVID-19) created significant economic disruption and uncertainty around the world. The potential of future pandemics could create similar situations.

We may incur significant costs or liabilities to satisfy obligations under the terms of the warranties we supply and the contractual terms under which we sell our products and services.

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain Communications Systems products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold and have historically been minimal. There is no assurance that future warranty claims will be consistent with our past experience and estimates, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient to cover such increased warranty claims. Excessive warranty claims could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning Lithium-ion batteries may adversely impact the industries or markets in which we operate.

We are unable to predict the impact, severity or duration of negative publicity related to fire/mishandling of Lithium-ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve. Ongoing negative attention regarding Lithium-ion batteries that are used in certain cellular phones or are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the entire Lithium-ion battery industry, regardless of the design or usage of those batteries. The effects of such events could reduce demand for our products and have an adverse effect on our business, financial condition, and results of operations.

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

We maintain manufacturing operations in North America, the United Kingdom and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations have impacted and may in the future impact our pricing of products sold and materials purchased. Sales to non-U.S. customers make up a significant percentage of our total revenues. For example, the percentage of our business with customers outside of the U.S. was 28% in 2025 and 41% in 2024. A future strengthening of the U.S. dollar relative to our customers’ currencies could make our products relatively more expensive and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and their translation to U.S. dollars for our consolidated financial statements have and may in the future have an adverse effect on our consolidated financial results due to changes in local currency values relative to the U.S. dollar. With the rapid pace of geopolitical events, it is difficult to assess any future impact of currency fluctuation on the Company’s financial results, despite our proactive efforts to minimize the short-term risks of currency fluctuations. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

Our ability to use our net operating loss and tax credit carryforwards in the future may be limited, which could increase our tax liabilities and reduce our cash flow and net income.

At December 31, 2025, we had approximately $8,800 of federal net operating loss carryforwards, $5,100 of state net operating loss carryforwards and $3,400 of federal general business tax credit carryforwards available to offset future taxable income. We continually assess the carrying value of these assets based on the relevant accounting standards. Based on our latest assessment at December 31, 2025, we believe it is more likely than not that our U.S. deferred tax assets will be fully realized. However, failure to achieve our business targets could result in future charges to our income tax provision if any of the net operating loss or tax credit carryforwards are not utilized. See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26.

A finding that our proprietary and intellectual property rights are not enforceable or invalid could allow our competitors and others to produce competing products based on our proprietary and intellectual property or limit our ability to manufacture and market our products, without significant, costly alterations.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the degree of protection these various rights will afford, or that competitors will not independently develop, patent or license technologies that are substantially equivalent or superior to our technologies. We also protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will sufficiently protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection that any patents will afford. Further, if we are found to be infringing upon third party patents, we cannot assure that we will not be subjected to significant liability for damages or that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. In this event, the failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products, all of which could materially adversely affect our business and our results of operations.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to the Company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to perform due diligence inquiries of our supply chain and publicly disclose whether we manufacture (as defined in the Dodd Frank Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers, and each provides conflict mineral information in a different manner, if at all. Accordingly, because our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. Such demands may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices. Any of these consequences may increase our costs of operations, decrease our margins and adversely affect our business.

Any impairment of goodwill and/or other indefinite-lived intangible assets could adversely impact our results of operations.

Our goodwill and other indefinite-lived intangible assets are subject to impairment testing on an annual basis. Additionally, goodwill and other indefinite-lived intangible assets are assessed for impairment whenever events and circumstances indicate that impairment may exist. Any excess carrying value of goodwill and/or other intangible assets resulting from an impairment assessment must be written off in the period of determination. For example, in October 2025 Ultralife decided to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be emphasized. The Electrochem brand will remain, but as a product brand on select primary cells. This transformation positions Ultralife for stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative had a non-cash impact of $12,181 to reduce the value of our tradename and trademark intangible assets recorded during our 2025 fourth quarter.

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

The EU RoHS Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006, must comply with EU RoHS Directive. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any such new regulations that may be imposed. Our commercial chargers comply with this directive. Additional European Union directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require producers or importers of particular classes of electrical goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation, our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The EU Battery Directive is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. This directive applies to all types of batteries except those used to protect European member states’ security, for military purposes, or sent into space. To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances. It establishes processes aimed at high levels of collection and recycling of batteries with quantified collection and recycling targets. The directive sets out minimum rules for producer responsibility and provisions regarding labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the directive. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

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

Several domestic and international communities have passed laws prohibiting the landfill disposal of batteries and requiring companies to make provisions for product recycling. Of note are the EU Batteries Directive and the New York State Rechargeable Battery Recycling Law. We are committed to responsible product stewardship and ongoing compliance with these and future statutes and regulations. The compliance costs associated with current recycling statutes and regulations are not expected to be significant at this time. However, we continue to evaluate the impact of these regulations, and actual costs could differ from our current estimates and additional laws could be enacted by these and other states which entail greater costs of compliance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Securing the Company's IT systems is integral and foundational to its everyday operations. The Company’s Security Steering Committee is comprised of cross-functional executive management team members that individually have expertise in their functional areas on a global basis and that collectively possess a high level of cybersecurity and technology operations expertise. The mission of our Security Steering Committee is to focus on defining and deploying its information security strategy, sustaining a robust employee cybersecurity awareness and training program, executing security engineering, providing continuous monitoring of the Company’s information security strategy, responding and coordinating the response and investigation of cyber threats, building and testing its disaster recovery plans in support of its businesses’ continuity plan requirements, and developing its cyber and information security policies.

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

Notwithstanding the focus and emphasis on cybersecurity, the Company has experienced and will continue to experience cybersecurity incidents, and there can be no guarantee that future incidents will not have a material adverse effect on its business. See Risk Factor “Breaches in security, whether cyber or physical, and related disruptions and/or our inability to prevent or respond to such breaches, has previously, and in the future could diminish our ability to generate revenues or contain costs, compromise our assets, and negatively impact our business in other ways" for more information on the Company's cybersecurity risks and a January 25, 2023 cybersecurity incident.

ITEM 2. PROPERTIES

As of December 31, 2025, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We own one building in Missouri City, Texas comprising 69,000 square feet, which houses our Ultralife Houston operations and one building in Raynham, Massachusetts comprising 82,000 square feet, which houses our Ultralife Raynham operations, and lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, including a dormitory facility, approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, and approximately 10,000 square feet in a facility for our Ultralife Canada operations located in Calgary, all which serve operations in the Battery & Energy Products operating segment. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for Battery & Energy Products are conducted at our Newark, New York; Missouri City, Texas; Raynham, Massachusetts; Newcastle-under-Lyme, United Kingdom; Shenzhen, China; and our Canada facilities, while our research and development efforts for our Communications Systems products are conducted in our leased facilities in Tallahassee, Florida and in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs and provide sufficient capacity to produce our products to meet current demand.

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

Holders

As of March 9, 2026, there were approximately 5,800 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock by the Company during the years ended December 31, 2025, and December 31, 2024.

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

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing in Item 8 of this Form 10-K.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented in thousands of dollars, except for share and per share amounts. This MD&A includes forward-looking statements that involve risks and uncertainties; actual results may differ materially. See “Forward-Looking Statements” and Item 1A – Risk Factors.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the segment contribution level, as defined by gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses, is the best indicator of segment performance. This metric is used as a consistent benchmark for comparison across reporting periods. Corporate general and administrative (“G&A”) expenses, including costs associated with our acquisitions, include corporate functions including board of directors, executive officers, accounting & finance, human resources, legal, information technology and their related functional expenses. These costs are not directly allocable to the operating segments. As such, we report segment performance at the contribution level and Corporate G&A expenses as Corporate charges.

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

On May 1, 2019, we acquired Southwest Electronic Energy Corporation, a Texas corporation (“SWE”), and a leading designer and manufacturer of high-performance smart battery systems and battery packs to customer specifications using Lithium cells. SWE serves a variety of industrial markets, including oil and gas, remote monitoring, process control and marine, which demand uncompromised safety, service, reliability and quality. We acquired SWE as a bolt-on acquisition which has supported our strategy of commercial revenue diversification by providing entry to the oil and gas exploration and production, and subsea electrification markets, which were previously unserved by us. Another key benefit has been obtaining a highly valuable technical team of battery pack and charger system engineers and technicians which has added to our new product development based revenue growth initiatives in our commercial end-markets particularly asset tracking, smart metering and other industrial applications.

On December 13, 2021, we acquired Excell Battery Canada Inc., a British Columbia corporation (“Excell Canada”) and 656700 B.C. Ltd., a British Columbia corporation (“656700”) and its wholly owned subsidiary, Excell Battery Corporation USA, a Texas corporation (“Excell USA” together with Excell Canada and 656700, collectively, “Excell”), which operate under the name Excell Battery Group. Based in Canada with U.S. operations, the Excell Battery Group is a leading independent designer and manufacturer of high-performance smart battery systems, battery packs and monitoring systems to customer specifications. Excell serves a variety of industrial markets including downhole drilling, OEM industrial and medical devices, automated meter reading, and mining, marine and other mission critical applications which demand uncompromised safety, service, reliability and quality. We acquired Excell as an important component of our strategy to diversify commercial revenue and expand the end markets we serve. Acquiring Excell has allowed us to further scale our Battery & Energy Products business and drive the operating leverage of our business model, expand into OEM device verticals that we did not previously serve, enhance our contributed value to our customers and realize cost synergies. Furthermore, we utilize Excell’s experienced technical resources in our global new product initiatives and add a complementary line of highly engineered products, both existing and in development, that are costly for our customers to substitute with products of a competitor.

On October 31, 2024, we acquired Electrochem Solutions, Inc, a Massachusetts corporation (“Electrochem”). Based in Raynham, Massachusetts with over forty years of battery technology experience in critical applications, Electrochem designs and manufactures primary Lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets on a global basis. Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and creates opportunities for gross margin expansion through the realization of manufacturing cost efficiencies, U.S.-based vertical integration, supply chain and lean initiatives. Electrochem primarily services a blue-chip customer base which has little or no overlap with Ultralife’s other customers, has long-tenured technical resources which we are utilizing in advancing our global new product initiatives, and has a complimentary portfolio of highly engineered Thionyl, Sulfuryl and Bromine Chloride cells and packs which can be commercially cost prohibitive to substitute or switch out. We believe this acquisition has created highly attractive opportunities to drive revenue growth through heightened cross-selling activities and extends our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality. Furthermore, with Electrochem we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

Currently, we do not experience significant seasonal sales trends in either of our operating segments, although sales to the U.S. Department of Defense and other international defense organizations can be sporadic based on the needs of those particular customers and allocated funding levels.

Consolidated revenues increased by $26,703 or 16.2% to $191,159 for the year ended December 31, 2025, compared to $164,456 for the year ended December 31, 2024. Revenues for 2024 include $6,062 for Electrochem which was acquired on October 31, 2024. Consolidated revenues for 2025 and 2024 excluding Electrochem were $158,560 and $158,394, respectively. During 2025, we experienced organic revenue growth, excluding Electrochem, of 5.4% for our Battery & Energy Products business and a revenue decline of 35.6% for our Communications Systems business. Our consolidated 2025 performance reflected a $23,213 or 22.7% increase in sales to our commercial customers and a $3,490 or 5.6% increase in sales to government and defense customers. Excluding Electrochem, our commercial sales declined $3,324 from $96,020 in 2024 to $92,696 in 2025 resulting from declines of $4,755 or 12.5% in our oil & gas business due primarily to the wavering oil indices reflective of economic and geo-political conditions and $3,040 or 8.6% in medical sales primarily reflecting the timing of sales to large global medical device OEM’s. These declines were partially offset by industrial and other commercial sales which increased $4,471 or 19.9%. The increase in government and defense sales reflects growth in Battery & Energy Products sales of $10,748 or 25.6% from $41,999 in 2024 to $52,747 in 2025 representing higher demand from prime defense contractors, partially offset by a decline in Communications Systems sales of $7,258 or 35.6% from $20,375 in 2024 to $13,117 in 2025, primarily attributable to delays in the timing of purchase orders including the impact of the U.S. Government shutdown. Demand for our products remains strong with our 2025 year-end backlog of $110,223 representing 57.7% of 2025 revenues, a 22.1% increase over the backlog exiting the third quarter of 2025 of $90,273 and a 7.9% increase over the backlog exiting 2024 of $102,156.

Gross margin decreased to 24.1% for the year ended December 31, 2025, from 25.7% for the year ended December 31, 2024. The 160-basis point decline was due primarily to sales product mix reflecting lower oil & gas cell pack, medical and Communications Systems sales, scrap on the transition of new products to higher production levels, quality issues on some incoming components impacting manufacturing operations, and lower factory throughput at some of our operations.

Operating expenses increased by $19,574 or 60.5% to $51,923 during the year ended December 31, 2025, compared to $32,349 during the year ended December 31, 2024. The increase is primarily attributable to the Company’s October 2025 decision to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. This move reflects our commitment to clarity, consistency and amplified brand equity across all markets. By streamlining our global identity, we aim to strengthen customer recognition, enhance operational efficiency and better align to our customers’ needs with a singular, powerful brand narrative. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be promoted. The Electrochem brand will remain, but as a product brand on select primary cells. This transformation positions Ultralife for ongoing growth and stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative had a non-cash impact of $12,181 to reduce the value of our tradename and trademark intangible assets recorded during our 2025 fourth quarter. The increase also reflects the inclusion of Electrochem’s operating expenses for the full year compared to only two months in 2024 resulting in an increase of $3,713 and one-time costs relating to the acquisition and transition of Electrochem to Ultralife’s systems, the closure of two of our Canada-based operations, legal costs relating to our cyber insurance claim and certain consulting costs resulting in an increase of $1,580. Excluding the impairment charge from 2025 and the one-time costs from both periods, operating expenses were $36,951 or 19.3% of sales for 2025 compared to $31,077 or 18.9% for 2024, with the increase reflecting the full year impact of Electrochem and investments in new product development and sales and marketing to expedite organic growth. Both periods reflected continued tight control over discretionary spending.

Other expenses totaled $2,496 for the year ended December 31, 2025, compared to $1,664 for the year ended December 31, 2024. Interest and financing expense increased $2,013, or 103.8%, from $1,940 for 2024 to $3,953 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous income amounted to $1,457 for 2025 compared to $276 for 2024, primarily attributable to our expected $1,410 tax refund resulting from the 45X Advanced Manufacturing Production Tax Credit, established by the Inflation Reduction Act and running through 2032, for certain qualifying battery cells and packs we manufacture. Miscellaneous income in 2024 resulted from a payment of $235 from our insurance carrier pertaining to a ransomware cyberattack experienced by the Company in the first quarter of 2023. Both periods also reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income tax (benefit) provision was ($2,447) for the year ended December 31, 2025, compared to $1,892 for the year ended December 31, 2024.  Our effective tax rate increased to 29.1% for the 2025 period as compared to 22.8% for the 2024 period, primarily attributable to the geographic mix in earnings and the nontaxable refundable 45X Advanced Manufacturing Production Credit.

The income tax benefit for 2025 is comprised of a $94 current provision for taxes expected to be paid on income primarily for U.S. states and foreign jurisdictions and a ($2,541) deferred tax benefit primarily comprised of a ($2,743) deferred tax (benefit) related to the impairment of certain intangible assets in connection with the launch of our global rebranding initiative. For the comparable 2024 period, the income tax provision was comprised of a $660 current tax provision and a $1,232 deferred tax provision.

Net (loss) income attributable to Ultralife Corporation was ($5,898), or ($0.35) per share – basic and diluted on a GAAP basis for the year ended December 31, 2025, compared to $6,312, or $0.38 per share – basic and diluted for the year ended December 31, 2024.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus income/expense that we do not consider reflective of our continuing operations, amounted to $17,284 for the year ended December 31, 2025, compared to $16,480 for the prior year. See the section “Adjusted EBITDA” beginning on page 32 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife.

The Company’s liquidity remains solid, with cash on hand of $9,345, working capital of $68,468 and a current ratio (current assets divided by current liabilities) of 2.8 as of December 31, 2025, as compared to cash on hand of $6,854, working capital of $67,869 and a current ratio of 3.3 as of December 31, 2024.

During the fourth quarter of 2025, we took a number of decisive actions to remove structural and manufacturing inefficiencies from our global operations as we advance several new products into qualification and production and capitalize on an expanding pipeline of opportunities consisting primarily of large, multi-year programs. These actions include the realignment of our four thionyl chloride/oil & gas operations into one business within our Battery & Energy Products segment focused on industrial, specialty and telemetry solutions in order to optimize synergies, deepen customer engagement and expand value propositions; the design of a master brand strategy uniting all acquired sub-brands under the Ultralife brand and aligning sales of the total Ultralife portfolio; and the completion of steps to strengthen the operational leadership at our two largest manufacturing facilities. While we were intensely focused on addressing operational improvements, strong order flow increased backlog to $110 million at the end of 2025, representing a 22% increase over the third quarter. As a result, we have greater confidence in our ability to deliver sustainable profitable growth and incremental cash flow in 2026 enabling us to reduce debt, support strategic capital expenditures, continue our investment in new product development and maximize the value of our global brand.

Results of Operations — Consolidated

Year ended December 31, 2025, compared with the year ended December 31, 2024:

	Year Ended December 31,		Increase/
	2025	2024	(Decrease)
Revenues:
Battery & Energy Products	$178,042	$144,081	$33,961
Communications Systems	13,117	20,375	(7,258)
Total	191,159	164,456	26,703
Cost of products sold:
Battery & Energy Products	135,402	107,764	27,638
Communications Systems	9,736	14,378	(4,642)
Total	145,138	122,142	22,996
Gross profit:
Battery & Energy Products	42,640	36,317	6,323
Communications Systems	3,381	5,997	(2,616)
Total	46,021	42,314	3,707
Operating expenses	51,923	32,349	19,574
Operating (loss) income	(5,902)	9,965	(15,867)
Other expenses, net	2,496	1,664	832
(Loss) income before income taxes	(8,398)	8,301	(16,699)
Income tax (benefit) provision	(2,447)	1,892	(4,339)
Net (loss) income	(5,951)	6,409	(12,360)
Net (loss) income attributable to non-controlling interest	(53)	97	(150)
Net (loss) income attributable to Ultralife Corporation	$(5,898)	$6,312	$(12,210)
Net (loss) income attributable to Ultralife common shares – basic	$(0.35)	$0.38	$(0.73)
Net (loss) income attributable to Ultralife common shares – diluted	$(0.35)	$0.38	$(0.73)

Weighted average shares outstanding – basic	16,642,218	16,554,935	87,283
Weighted average shares outstanding – diluted	16,642,218	16,767,132	(124,914)

Revenues. Total revenues for the year ended December 31, 2025, amounted to $191,159, an increase of $26,703, or 16.2% from the $164,456 reported for the year ended December 31, 2024. Overall, commercial sales of $125,295 increased $23,213 or 22.7% and government/defense sales of $65,864 increased $3,490 or 5.6%. Excluding Electrochem sales from both periods, sales increased $167 or 0.1% with Battery & Energy Products sales increasing $7,424 or 5.4% and Communications Systems sales declining $7,258 or 35.6%.

Battery & Energy Products revenues of $178,042 increased $33,961, or 23.6%, for the year ended December 31, 2025, over $144,081 for the prior year. Electrochem comprised $26,537 of this increase and core organic growth of $7,424 or 5.4% comprising the remainder. Commercial revenues of this business increased $23,213 or 22.7% from 2024 and now comprise 70.4% of total segment sales versus 70.9% last year. Excluding Electrochem, the $3,324 decrease in commercial sales resulted from a $4,755 or 12.5% reduction in oil & gas sales due primarily to wavering oil indices reflective of economic and geo-political conditions and a $3,040 or 8.6% decline in medical sales due to timing of purchases from large global medical devices OEM’s, partially offset by a $4,471 or 19.9% increase in industrial and all other commercial sales. Government/Defense revenues increased $10,748 or 25.6% from 2024 and now comprise 29.6% of total segment sales versus 29.1% for 2024. The higher government/defense revenues reflects strong demand from the U.S. and allied countries which increased 20.9% and 92.9%, respectively, over 2024.

Variance drivers included commercial end market timing (oil & gas and medical), changes in government/defense shipments, lower oil & gas pack/medical sales volumes, and incoming materials quality impacts at certain sites.

Communications Systems revenues of $13,117 decreased $7,258 or 35.6% for the year ended December 31, 2025, as compared to $20,375 for the prior year. The decrease is primarily attributable to delays in the timing of purchase orders including the impact of the U.S. Government shutdown.

Our order backlog at December 31, 2025, was $110,223, an increase of $8,067 or 7.9% from the backlog at December 31, 2024, which was $102,156. For our Battery & Energy Products business, the backlog increased $7,400 or 7.8% to $101,984, the highest level in the Company’s history for this segment, from $94,584. For our Communications Systems business, the backlog increased $667 or 8.8% to $8,239 from $7,572. The 2025 year-end backlog are primarily related to orders expected to ship in 2026.

Cost of Products Sold and Gross Profit. Cost of products sold for the year ended December 31, 2025, increased $22,996 or 18.8% from the year ended December 31, 2024. Consolidated cost of products sold as a percentage of total revenue increased from 74.3% for the year ended December 31, 2024, to 75.9% for the year ended December 31, 2025. Correspondingly, consolidated gross margin was 24.1% for the year ended December 31, 2025, compared with 25.7% for the year ended December 31, 2024. The 160-basis point decline was due primarily to sales product mix reflecting lower oil & gas cell pack, medical and Communications Systems sales, scrap on the transition of new products to higher production levels, quality issues on some incoming components impacting manufacturing operations, and lower factory throughput at some of our operations.

For our Battery & Energy Products segment, the cost of products sold increased $27,638 or 25.6%, from the year ended December 31, 2024. Battery & Energy Products’ gross profit for 2025 was $42,640 or 23.9% of revenues, an increase of $6,323 or 17.4% from gross profit of $36,317 or 25.2% of revenues for 2024. Battery & Energy Products’ gross margin decreased for the year ended December 31, 2024 by 130 basis points from the prior year primarily due to product mix reflecting sales declines in higher margin oil & gas pack and medical battery sales, manufacturing inefficiencies caused by quality issues associated with some incoming raw materials, and scrap on the transition of some products to higher production levels.

For our Communications Systems segment, the cost of products sold decreased by $4,642 or 32.3% from the year ended December 31, 2024. Communications Systems’ gross profit for the year ended December 31, 2025, was $3,381 or 25.8% of revenues, a decrease of $2,616 or 43.6% from gross profit of $5,997 or 29.4% of revenues for the year ended December 31, 2024. The 360 basis point reduction from the prior year primarily results from lower factory throughput and sales mix.

Operating Expenses. Total operating expenses for the year ended December 31, 2025, increased $19,574 or 60.5% from the year ended December 31, 2024. The increase is primarily attributable to the Company’s October 2025 decision to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, which resulted in a non-cash write-off of $12,181 to eliminate the value of tradenames and trademark intangible assets that will no longer be emphasized going forward as a result of the rebranding. The increase also reflects the inclusion of Electrochem’s operating expenses for the full year compared to only two months in 2024 resulting in an increase of $3,713 and one-time costs relating to the acquisition and transition of Electrochem to Ultralife’s systems, the closure of two of our Canada-based operations, legal costs relating to our cyber insurance claim and certain consulting costs resulting in an increase of $1,580.  Excluding the impairment charge from 2025 and the one-time costs from both periods, operating expenses were $36,951 or 19.3% of sales for 2025 compared to $31,077 or 18.9% for 2024, with the increase reflecting the full year impact of Electrochem and investments in new product development and sales and marketing to expedite organic growth.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues was 27.2% for the year ended December 31, 2025, compared to 19.7% for the comparable 2024 period. In addition to the 2025 $12,181 intangible asset impairment charge related to our rebranding initiative, amortization expense associated with intangible assets related to our acquisitions increased to $1,518 for the year ended December 31, 2025 ($1,395 in selling, general and administrative expenses and $123 in research and development costs) from $1,032 for the year ended December 31, 2024 ($929 in selling, general and administrative expenses and $103 in research and development costs) as a result of the amortization periods of intangible assets associated with our acquisition of Electrochem on October 31, 2024. Research and development costs were $10,398 in 2025, an increase of $2,130 or 25.8%, from $8,268 reported in 2024. This increase is attributable to our acquisition of Electrochem which contributed $1,122 of the increase and additional investments in new product development. Selling, general, and administrative expenses increased $5,263 or 21.9% to $29,344 for the year-ended December 31, 2025, from $24,081 for the year ended December 31, 2024. The increase resulted from the full year inclusion of Electrochem which contributed $2,486, the increase in certain one-time, non-recurring expenses of $1,580 which include costs to close our Calgary facility, costs related to our acquisition of Electrochem and the related transition to Ultralife systems and litigation expenses for our cyber insurance claim, and the strengthening of our sales and marketing leadership team to expedite organic growth and further leverage our global brand and resources. We continued tight control over discretionary spending across the Company.

Other Expense. Other expenses totaled $2,496 for the year ended December 31, 2025, compared to $1,664 for the year ended December 31, 2024. Interest and financing expense increased $2,013, or 103.8%, from $1,940 for 2024 to $3,953 for the comparable period in 2025 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous income amounted to $1,457 for 2025 compared to $276 for 2024, primarily attributable to our expected $1,410 tax refund resulting from the 45X Advanced Manufacturing Production Tax Credit, established by the Inflation Reduction Act and running through 2032, for certain qualifying battery cells and packs we manufacture.  Miscellaneous income in 2024 resulted from a payment of $235 from our insurance carrier pertaining to a ransomware cyberattack experienced by the Company in the first quarter of 2023. Both periods also reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income tax (benefit) provision was ($2,447) for the year ended December 31, 2025, compared to $1,892 for the year ended December 31, 2024.  Our effective tax rate increased to 29.1% for the 2025 period as compared to 22.8% for the 2024 period, primarily attributable to the geographic mix in earnings and the nontaxable refundable 45X Advanced Manufacturing Production Credit. The income tax benefit for 2025 is comprised of a $94 current provision for taxes expected to be paid on income primarily for U.S. states and foreign jurisdictions and a ($2,541) deferred tax (benefit) primarily comprised of a ($2,743) deferred tax (benefit) related to the impairment of certain intangible assets in connection with the launch of our global rebranding initiative.  For the comparable 2024 period, the income tax provision was comprised of a $660 current tax provision and a $1,232 deferred tax provision.

Net (loss) income attributable to Ultralife Corporation was ($5,898), or ($0.35) per share – basic and diluted on a GAAP basis for the year ended December 31, 2025, compared to $6,312, or $0.38 per share – basic and diluted for the year ended December 31, 2024.

Weighted average common shares outstanding used to compute diluted earnings per share decreased from 16,767,132 for the 2024 period to 16,642,218 for the 2025 period, primarily due to the loss for the 2025 period which resulted in there being no dilutive effect of our outstanding equity awards for the 2025 period.

Non-GAAP Financial Measures

We use certain non‑GAAP measures, including Adjusted EBITDA, to evaluate operating performance and to facilitate period‑to‑period comparisons. GAAP results are presented first and with equal or greater prominence than non‑GAAP measures. We provide clear quantitative reconciliations to the most directly comparable GAAP measures and explain why we believe the measures are useful and how management uses them. We avoid adjustments that could be viewed as excluding normal, recurring cash operating expenses. See the accompanying reconciliations below for additional detail.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net (loss) income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and (benefit) provision for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net (loss) income attributable to Ultralife, the most comparable financial measure under GAAP.

We use adjusted EBITDA in our decision-making processes relating to the operation of our business together with GAAP financial measures such as operating (loss) income. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by presenting adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only on a supplemental basis. Neither current nor potential investors in our securities should rely on adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of adjusted EBITDA to net income (loss) attributable to Ultralife Corporation.

	Year ended December 31,
	2025	2024
Net (loss) income attributable to Ultralife Corporation	$(5,898)	$6,312
Adjustments:
Interest expense, net	3,953	1,940
Income tax (benefit) provision	(2,447)	1,892
Depreciation expense	3,981	3,125
Amortization of intangible assets	1,518	1,032
Intangible asset impairment	12,181	-
Stock-based compensation expense	935	698
Severance and other costs for plant closures	641	-
Acquisition and other non-recurring costs	2,300	1,361
Non-cash purchase accounting adjustments	120	120
Adjusted EBITDA	$17,284	$16,480

Liquidity and Capital Resources

Overview

We monitor liquidity through cash balances, cash generated from operations, and availability under our revolving credit facility; we were in compliance with our debt covenants as of year‑end.

Cash Flows and General Business Matters

As of December 31, 2025, cash totaled $9,345, an increase of $2,491 from $6,854 as of December 31, 2024, primarily attributable to EBITDA generated in 2025 and the timing of remittances from customers and payments to vendors.

During the year ended December 31, 2025, cash generated from operations was $10,990, as compared to $16,636 for the year ended December 31, 2024. For the 2025 period, cash provided by our operations was comprised of net loss of $5,951 plus non-cash items totaling $16,339 for depreciation, amortization, stock-based compensation, and deferred taxes, and other non-cash operating expenses, plus $602 attributable to a reduction in working capital, driven primarily by the timing of collections and payments.

Cash used in investing activities for the year ended December 31, 2025, was $3,872 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the year ended December 31, 2025, was $4,676, primarily attributable to a $4,750 reduction in our outstanding debt and $24 of debt issuance costs paid, partially offset by $98 in cash generated from employee stock option exercise proceeds during the period.

We continue to have significant federal net operating loss carryforwards and federal general business tax credit carryforwards available to utilize as an offset to taxable income. As of December 31, 2025, none of our federal net operating loss carryforwards and tax credit carryforwards have expired. See Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Going forward, we expect positive operating cash flow and the availability under our credit facilities will be sufficient to meet our obligations for both financing and investing.

Commitments

As of December 31, 2025, the Company had $50,250 outstanding principal on the Term Loan, of which $4,125 is due to be paid in 2026, and no amounts outstanding on the Revolving Credit Facility. The Company is in full compliance with its debt covenants under the Credit Facilities.

As of December 31, 2025, we had made commitments to purchase approximately $321 of production machinery and equipment.

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

Material Cash Requirements

Over the next 24 months, we expect estimated material cash requirements for debt service (interest and scheduled principal) of approximately $16,000 based on the requirements of our Credit and Security Agreement with interest rates at present levels and capital expenditures of approximately $8,000 - $9,000 based on completion of current projects, planned projects and historical trends. We believe available liquidity, expected operating cash flows, and revolving credit availability will be sufficient to meet these requirements as well as our purchase commitments, efficiency initiatives and other costs which will be aligned with our organic growth.

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

The annual impairment test for goodwill consists of a comparison of the estimated fair value for each reporting unit to which goodwill is assigned to the carrying value of the respective reporting unit. The annual impairment test for the other intangible assets with an indefinite life consists of a comparison of the estimated fair value of each asset to the carrying value of the respective asset. If the estimated fair value of a reporting unit or other indefinite-lived intangible asset exceeds its respective carrying value, the goodwill or indefinite-lived intangible asset is considered to not be impaired. If carrying value of a reporting unit or indefinite-lived intangible asset exceeds its estimated fair value, the excess carrying value of the respective goodwill or indefinite-lived intangible asset is recognized as an impairment loss.

We conducted our annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2025. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets for trademarks and trade names. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. The estimated fair value of each reporting unit was determined using a discounted cash flow model. The estimated fair value of each indefinite-lived intangible asset was determined using other income-based valuation models. Significant estimates and assumptions were used to estimate fair value, including our internal operating and cash flow forecasts, excess working capital requirements, and inputs to the weighted-average cost of capital used to discount future cash flows. The significant estimates and assumptions used in these valuations are subject to judgment based on sources utilized and the assessment of risks related to our internal forecasts. Based on the results of our impairment test, and consideration of qualitative factors, no impairments were identified with respect to goodwill. It was concluded that our trademarks and trade names were fully impaired as a result of the Company’s rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in the significant estimates and assumptions used in our impairment assessment.

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

As of December 31, 2025, we concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized based on management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which begin to expire in 2031, and our federal general business tax credit carryforwards, which begin to expire in 2028. As of December 31, 2025, our federal net operating loss carryforwards, state net operating loss carryforwards, and federal general business tax credit carryforwards were $8,800, $5,100 and $3,400, respectively.

As of December 31, 2025, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $10,100, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2025, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,300 which expire in 2029 through 2035, as we believe that it is more likely than not that they will be fully realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ultralife Corporation and its subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders' equity and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 23, 2026, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

The financial statements of the Company as of and for the year ended December 31, 2024, were audited by Freed Maxick P.C., who joined WithumSmith+Brown, PC on August 1, 2025 and expressed an unmodified opinion on those statements dated April 1, 2025.

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

The Company’s reserve for excess, obsolete, and slow-moving inventory related to the Newark, New York and Virginia Beach, Virginia facilities is based upon assumptions related to expectations of future demand, product lifecycles, product support, technical obsolescence, regulatory requirements, and economic and market conditions. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross margin. Due to the magnitude of the inventory and the subjectivity involved in estimating the reserve, we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016.

Rochester, New York

March 23, 2026

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Ultralife Corporation's (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders' equity and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”) and our report dated March 23, 2026 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment because remediation efforts initiated during the year ended December 31, 2025 relating to the material weakness identified during the year ended December 31, 2024 attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise has not been in place for a sufficient period of time to allow management to conclude that the related controls are operating effectively. In addition, information technology general controls (ITGC) were not operating effectively to ensure that (i) access to applications and data, including the ability to make changes, was appropriately restricted to authorized personnel, and (ii) the activities of individuals with such access were adequately monitored. As a result, business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 23, 2026 on those financial statements.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016

Rochester, New York

March 23, 2026

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultralife Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ultralife Corporation and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Rochester, New York

April 1, 2025

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$9,345	$6,854
Trade accounts receivable, net of allowance for expected credit losses of $457 and $384, respectively	33,948	29,370
Inventories, net	54,008	51,363
Prepaid expenses and other current assets	8,500	9,573
Total current assets	105,801	97,160
Property, plant and equipment, net	40,397	40,485
Goodwill	45,376	45,006
Other intangible assets, net	10,933	24,557
Deferred income taxes, net	10,494	8,413
Other noncurrent assets	3,911	4,830
Total assets	$216,912	$220,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,423	$14,160
Current portion of long-term debt	4,125	2,750
Accrued compensation and related benefits	2,754	2,911
Accrued expenses and other current liabilities	13,031	9,470
Total current liabilities	37,333	29,291
Long-term debt, net	45,526	51,502
Deferred income taxes	1,000	1,443
Other noncurrent liabilities	2,919	4,028
Total liabilities	86,778	86,264

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,092,617 shares and 21,069,079 shares, respectively; outstanding – 16,656,503 shares and 16,632,965 shares, respectively	2,109	2,107
Capital in excess of par value	192,859	191,828
Accumulated deficit	(40,340)	(34,442)
Accumulated other comprehensive loss	(3,141)	(4,006)
Treasury stock - at cost; 4,436,114 shares and 4,436,114 shares, respectively	(21,492)	(21,492)
Total Ultralife Corporation equity	129,995	133,995
Non-controlling interest	139	192
Total stockholders’ equity	130,134	134,187

Total liabilities and stockholders' equity	$216,912	$220,451

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year ended December 31,
	2025	2024

Revenues	$191,159	$164,456
Cost of products sold	145,138	122,142
Gross profit	46,021	42,314

Operating expenses:
Research and development	10,398	8,268
Selling, general and administrative	29,344	24,081
Intangible asset impairment	12,181	-
Total operating expenses	51,923	32,349

Operating (loss) income	(5,902)	9,965

Other expense (income):
Interest and financing expense	3,953	1,940
Miscellaneous income	(1,457)	(276)
Total other expense, net	2,496	1,664

(Loss) income before income taxes	(8,398)	8,301
Income tax (benefit) provision	(2,447)	1,892

Net (loss) income	(5,951)	6,409

Net (loss) income attributable to non-controlling interest	(53)	97

(Loss) income attributable to Ultralife Corporation	(5,898)	6,312

Other comprehensive income (loss):
Foreign currency translation adjustments	865	(346)

Comprehensive (loss) income attributable to Ultralife Corporation	$(5,033)	$5,966

Net (loss) income per share attributable to Ultralife Corporation common stockholders – Basic	$(.35)	$.38

Net (loss) income per share attributable to Ultralife Corporation common stockholders – Diluted	$(.35)	$.38

Weighted average shares outstanding – Basic	16,642	16,555
Weighted average shares outstanding – Diluted	16,642	16,767

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common stock
	Number of shares	Amount	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Non-controlling interest	Total

Balance –
December 31, 2023	20,783,607	$2,078	$189,160	$(3,660)	$(40,754)	$(21,492)	$95	$125,427

Net income					6,312		97	6,409
Stock option exercises	285,472	29	1,970					1,999
Stock-based compensation -stock options			640					640
Stock-based compensation -restricted stock			58					58
Foreign currency translation adjustments				(346)				(346)

Balance –
December 31, 2024	21,069,079	2,107	191,828	(4,006)	(34,442)	(21,492)	192	134,187

Net loss					(5,898)		(53)	(5,951)
Stock option exercises	15,982	2	96			-		98
Stock-based compensation -stock options			770					770
Stock-based compensation -restricted stock	7,556		165					165
Foreign currency translation adjustments				865				865

Balance –
December 31, 2025	21,092,617	$2,109	$192,859	$(3,141)	$(40,340)	$(21,492)	$139	$130,134

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)

	Year ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net (loss) income	$(5,951)	$6,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,981	3,125
Amortization of intangible assets	1,518	1,032
Intangible asset impairment	12,181	-
Amortization of financing fees	265	91
Debt modification expense	-	162
Stock-based compensation	935	698
Deferred income tax expense	(2,541)	1,232
Changes in operating assets and liabilities:
Accounts receivable	(4,354)	7,599
Inventories	(2,345)	(109)
Prepaid expenses and other assets	1,687	(3,754)
Income taxes receivable and payable	(170)	(64)
Accounts payable and other liabilities	5,784	215
Net cash provided by operating activities	10,990	16,636

INVESTING ACTIVITIES:
Purchase of Electrochem	-	(48,022)
Purchases of property, plant and equipment	(3,872)	(1,932)
Net cash used in investing activities	(3,872)	(49,954)

FINANCING ACTIVITIES:
Borrowings on credit facility	-	55,000
Payment of credit facilities	(4,750)	(25,747)
Payment of debt issuance costs	(24)	(1,392)
Proceeds from exercise of stock options	98	1,999
Net cash (used in) provided by financing activities	(4,676)	29,860

Effect of exchange rate changes on cash	49	34

INCREASE (DECREASE) IN CASH	2,491	(3,424)

Cash - Beginning of year	6,854	10,278
Cash - End of year	$9,345	$6,854

Supplemental cash flow information:
Construction in process in accounts payable	$424	$248
Income taxes paid	$147	$722
Interest paid	$3,689	$1,855

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2025, and 2024.

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets. For the years ended December 31, 2025, and 2024, revenue recognized on extended warranties was $298 and $298, respectively.

As of December 31, 2025, there was deferred revenue on extended warranty contracts of $855, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $557 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

As of December 31, 2025, and 2024, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of December 31, 2025, and 2024.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. For the years ended December 31, 2025, and 2024, we expended $12,079 and $9,549, respectively, on research and development, including costs of $1,681 and $1,281, respectively, on customer sponsored research and development activities, which are included in cost of products sold.

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

r.	Concentration Related to Customers and Suppliers

One of our customers, a large global defense primary contractor, comprised 27% and 23% of our total consolidated revenues for 2025 and 2024, respectively. Revenues for this customer represented 29% and 24% of our total Battery & Energy Products segment revenues for 2025 and 2024, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years.

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

The fair value of financial instruments approximated their carrying values at December 31, 2025, and 2024. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

t.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife Corporation by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the assumed exercise and conversion of dilutive outstanding stock options and unvested restricted stock, if any, applying the treasury stock method.

For the year ended December 31, 2025, there were no outstanding equity awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 967,351 outstanding stock options and 40,343 unvested restricted stock awards not included in the calculation of EPS for the year ended December 31, 2025, as the effect would be antidilutive.

For the comparable year ended December 31, 2024, there were 770,376 outstanding stock options and 38,386 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 212,197 potential common shares included in the calculation of diluted EPS. There were 336,060 outstanding stock options for the year ended December 31, 2024, not included in EPS as the effect would be antidilutive.

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

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to expand the disclosure requirements for reportable segments. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment operating profit (loss). This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this new accounting standard did not have an impact on the Company's results of operations, financial position or cash flows.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual reporting period beginning January 1, 2025, with early adoption permitted and the Company adopted it as required on January 1, 2025. The adoption of this new accounting standard did not have an impact on the Company's results of operations, financial position or cash flows.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

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

Based in Raynham, Massachusetts and with over forty years of battery technology experience in critical applications, Electrochem designs and manufactures primary lithium metal and ultracapacitor cells and battery packs serving energy, military and various environmental, industrial and utility end markets on a global basis. Acquiring Electrochem advances our strategy of more fully realizing the operating leverage of our business model through scale and manufacturing cost efficiencies. Electrochem brought a blue-chip customer base with little or no overlap with Ultralife’s then existing customers, long-tenured technical resources which we plan to utilize in progressing our global new product initiatives, and a complimentary portfolio of highly engineered Thionyl, Sulfuryl and Bromine Chloride cells and packs which can be commercially cost prohibitive to substitute or switch out. We view this acquisition as an avenue to create highly attractive opportunities to drive revenue growth through heightened cross-selling platforms and extend our reach into underserved adjacent markets that demand uncompromised safety, service, reliability and quality. In addition, the combination of Electrochem and Ultralife creates achievable opportunities for gross margin expansion through the realization of vertical integration, supply chain synergies and lean initiatives. With Electrochem we are increasing our value to our customers and significantly strengthening our competitive position in our end markets.

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

For the year ended December 31, 2025, Electrochem contributed revenue of $32,599 and pre-tax income of $997, inclusive of a $120 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and amortization expense of $625 on acquired identifiable intangible assets.

During the year ended December 31, 2025, the Company incurred transaction costs and other non-recurring expenses of $973 directly attributable to the acquisition, including one-time accounting, legal and due diligence services. These costs are included in selling, general and administrative expense on the consolidated statement of (loss) income and comprehensive (loss) income for the year ended December 31, 2025.

For the year ended December 31, 2024, Electrochem contributed revenue of $6,062 and pre-tax income of $932, inclusive of a $120 increase in cost of products sold for the fair value step-up of acquired finished goods inventory sold during the period, and amortization expense of $119 on acquired identifiable intangible assets.

During the year ended December 31, 2024, the Company incurred transaction costs and other non-recurring expenses of $1,294 directly attributable to the acquisition, including one-time accounting, legal and due diligence services. These costs are included in selling, general and administrative expense on the consolidated statement of (loss) income and comprehensive (loss) income for the year ended December 31, 2024.

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

The New Credit Agreement, among other things, provides in its term loan provisions for a 5-year, $55 million senior secured term loan (the “Term Loan” or “Term Loan Facility”). The Term Loan is subject to repayment in quarterly installments commencing March 31, 2025, in amounts as set forth in the New Credit Agreement. Interest is payable on the unpaid principal outstanding under the Term Loan. All amounts of unpaid principal and accrued and unpaid interest remaining due under the Term Loan are scheduled to be paid in full October 31, 2029.

Upon closing of the Acquisition on October 31, 2024, the Company borrowed the full amount of the Term Loan Facility.

As of December 31, 2025, the Company had $50,250 outstanding principal on the Term Loan, $4,125 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of December 31, 2025, unamortized debt issuance costs associated with the Term Loan of $599 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $414 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of December 31, 2025.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the new Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.16% as of December 31, 2025.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of December 31, 2025, are as follows:

2026	$4,125
2027	5,500
2028	5,500
2029	35,125
Total	$50,250

Note 4 - Supplemental Balance Sheet Information

a.	Cash and Restricted Cash

The composition of the Company’s cash was as follows.

	December 31,
	2025	2024
Cash	$9,345	$6,854

b.	Inventory, Net

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2025	2024
Raw materials	$42,150	$36,035
Work in process	4,045	4,501
Finished products	7,813	10,827
Total	$54,008	$51,363

c.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2025	2024
Land	$4,693	$4,693
Buildings and leasehold improvements	30,179	30,109
Machinery and equipment	63,556	60,986
Furniture and fixtures	3,195	3,067
Computer hardware and software	8,164	7,990
Construction in progress	3,129	2,077
	112,916	108,922
Less: Accumulated depreciation	(72,519)	(68,437)
Total	$40,397	$40,485

Depreciation expense was $3,981 and $3,125 for the years ended December 31, 2025, and 2024, respectively.

d.	Goodwill and Other Intangible Assets

The Company conducted its annual impairment test for goodwill and other indefinite-lived intangible assets as of October 1, 2025. We identified two (2) goodwill reporting units and five (5) indefinite-lived intangible assets for trademarks and trade names. We performed a quantitative impairment assessment of each goodwill reporting unit and indefinite-lived intangible asset. Based on the results of our quantitative impairment assessment, and consideration of qualitative factors, as of our test date and December 31, 2025, no impairments were identified with respect to goodwill, and it was concluded that our trademarks and trade names were fully impaired as a result of the Company’s global rebranding initiative to consolidate all sub-brands under a singular, unified master brand – Ultralife, which launched during the fourth quarter of 2025.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2025, and 2024:

	Battery & Energy Products	Communications Systems	Total
Balance – January 1, 2025	$33,513	$11,493	$45,006
Effect of foreign currency translation	370	-	370
Balance – December 31, 2025	$33,883	$11,493	$45,376

The composition of intangible assets was:

	December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$18,333	$8,360	$9,973
Patents and technology	5,762	5,635	127
Other	1,500	667	833
Trade names	-	-	-
Trademarks	-	-	-
Total other intangible assets	$25,595	$14,662	$10,933

	December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$18,154	$7,296	$10,858
Patents and technology	5,690	5,428	262
Other	1,500	591	909
Trade names	9,942	813	9,129
Trademarks	3,399	-	3,399
Total other intangible assets	$38,685	$14,128	$24,557

The change in the cost value of other intangible assets is primarily the result of the impairment of our trademarks and trade names during the year ended December 31, 2025 as a result of the Company’s rebranding initiative, as well as the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2025	2024
Selling, general and administrative expense	$1,395	$929
Research and development expense	123	103
Total	$1,518	$1,032

Future amortization expense of amortizable intangible assets will be approximately $1,066, $1,066, $1,066, $1,046 and $1,029 for the five fiscal years ending December 31, 2026, through 2030, respectively.

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

As of December 31, 2025, we have made commitments to purchase approximately $321 of production machinery and equipment.

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

We typically offer standard warranties against product defects that range from ninety (90) days to three (3) years from the date of purchase. We also offer separately priced extended warranty contracts on certain products. Warranty costs expected to be incurred are estimated based on the Company’s experience and recorded as costs of products sold. Standard warranty costs are recognized upon product sale. Extended warranty costs are recognized over the term of the contract. The following table summarizes the warranty activity for the years ended December 31, 2025, and 2024:

	2025	2024
Accrued warranty obligations – beginning	$887	$547
Accruals for warranties issued	656	1,149
Settlements made	(417)	(809)
Accrued warranty obligations - ending	$1,126	$887

Note 6 – Stock-Based Compensation

We recorded non-cash stock compensation expense in each period as follows:

	Year ended December 31,
	2025	2024
Stock options	$770	$640
Restricted stock	165	58
Total	$935	$698

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

On July 16, 2024, our stockholders approved the 2024 Long-Term Incentive Plan (“2024 LTIP”) as the successor plan to the 2014 Long-Term Incentive Plan (“2014 LTIP”) that expired on June 2, 2024. Under the 2024 LTIP, a total of 2,000,000 shares of common stock were made available for grant of awards. Of the total number of shares of common stock available for awards under the 2024 LTIP, no more than 800,000 shares of common stock may be used for awards other than stock options and stock appreciation rights. Grants under the 2024 LTIP may be awarded through July 15, 2034.

Stock options granted under the 2024 LTIP and 2014 LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Stock options vest in equal installments on the first, second and third anniversaries of the grant date and expire on the seventh anniversary of the grant date. As of December 31, 2025, there were 242,780 stock options outstanding under the 2024 LTIP and 724,571 stock options outstanding under the 2014 LTIP.

As of December 31, 2025, there was $384 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.3 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock options. There were no stock options awarded for the year ended December 31, 2025. The following weighted average assumptions were used to value options granted during the year ended December 31, 2024:

	Year ended December 31,
	2025	2024
Risk-free interest rate	-	4.3%
Volatility factor	-	58%
Weighted average expected life (years)	-	4.7
Forfeiture rate	-	10.0%
Dividends	-	0.0%

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

The following tables summarize data for the stock options issued by us:

Year ended December 31, 2025
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,106,436	$7.15
Options granted	-	-
Options exercised	(15,982)	6.10
Options forfeited or expired	(123,103)	8.87
Shares under option – December 31	967,351	$6.95	3.80	$83
Vested and expected to vest - December 31	911,744	$6.92	3.69	$81

Options exercisable – December 31	737,972	$6.78	3.23	$76

Year ended December 31, 2024
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Shares under option – January 1	1,250,595	$7.10
Options granted	261,520	7.85
Options exercised	(298,293)	7.08
Options forfeited or expired	(107,386)	8.41
Shares under option – December 31	1,106,436	$7.15	4.53	$741
Vested and expected to vest - December 31	1,003,942	$7.17	4.36	$674

Options exercisable – December 31	625,826	$7.18	3.18	$477

The following table represents additional information about stock options outstanding at December 31, 2025:

			Option outstanding			Options exercisable
Range of exercise prices			Number of outstanding options	Weighted-average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$4.07	-	$6.51	301,804	2.94	$5.69	297,638	$5.72
$6.84	-	$6.97	291,853	4.16	6.88	228,453	6.89
$7.86	-	$7.86	242,780	5.95	7.86	80,967	7.86
$8.25	-	$8.50	130,914	1.01	8.34	130,914	8.34

$4.07	-	$8.50	967,351	3.80	$6.95	737,972	$6.78

The weighted average fair value of options granted during the year ended December 31, 2024, was $4.08. There were no stock options awarded during the year ended December 31, 2025. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2025, and 2024 was $24 and $1,007, respectively.

Cash received from stock option exercises under our stock-based compensation plans for the years ended December 31, 2025, and 2024 was $98 and $1,999, respectively.

Restricted stock awards vest in equal annual installments over three years. The Company granted restricted stock awards of 18,200 shares and 35,700 shares for the years ended December 31, 2025, and 2024, respectively. The average grant date fair value of restricted stock awards was $5.40 and $8.71 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was $180 of total unrecognized compensation costs related to outstanding restricted shares.

There were 1,709,020 shares of common stock available for future issuance under equity compensation plans as of December 31, 2025.

Note 7 - Income Taxes

For the years ended December 31, 2025, and 2024, we recognized an income tax (benefit) provision of ($2,447) and $1,892, respectively.

	Year ended December 31,
	2025	2024
Current:
Federal	$12	$-
State	48	50
Foreign	34	610
	94	660
Deferred:
Federal	(1,802)	1,313
State	(248)	58
Foreign	(491)	(139)
	(2,541)	1,232
Total income tax (benefit) provision	$(2,447)	$1,892

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$4,809	$5,817
Research and development	5,448	4,894
Tax credit carryforwards	3,448	3,180
Inventory reserves	2,991	2,859
Intangible assets	610	1,678
Lease Liability	728	905
Accrued expenses and other	1,318	1,542
Total deferred tax assets	19,352	20,875
Valuation allowance for deferred tax assets	(2,530)	(2,404)
Net deferred tax assets	16,822	18,471

Deferred tax liabilities:
Intangible assets	(5,619)	(9,480)
Property, plant and equipment	(980)	(1,113)
Right of use asset	(729)	(908)
Total deferred tax liabilities	(7,328)	(11,501)

Net deferred tax assets	$9,494	$6,970

Net deferred tax assets (liabilities) are comprised of the following balance sheet amounts:

	December 31,
	2025	2024

Deferred tax assets, net	$10,494	$8,413
Deferred tax liabilities	(1,000)	(1,443)
	$9,494	$6,970

For financial reporting purposes, net (loss) income from continuing operations before income taxes is as follows:

	Year ended December 31,
	2025	2024
United States	$(5,863)	$7,044
Foreign	(2,535)	1,257
	$(8,398)	$8,301

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows under the guidance in ASU 2023-09 the Company adopted on a prospective basis:

	Year ended December 31, 2025

Federal statutory income tax rate	$(1,763)	21.0%
State and local income taxes, net of federal income tax effect (a)	(204)	2.4
Nontaxable or nondeductible items:
Equity compensation	136	(1.6)
Nontaxable refund credit	(296)	3.5
Other	14	(0.2)
Other reconciling items	(127)	1.5
Tax credits:
R&D	(267)	3.2
Cross-border tax laws:	(20)	0.2
Foreign tax effects:
China
R&D deduction	(103)	1.2
Other	(8)	0.1
Hong Kong
Tax rate differential	131	(1.5)
Canada
Tax rate differential	164	(2.0)
Provincial taxes	(303)	3.6
Change in functional currency	170	(2.0)
Other	20	(0.2)
Other foreign jurisdictions	9	(0.1)
Effective income tax rate	$(2,447)	29.1%

a.	State taxes and state tax adjustments in Florida and Virginia made up the majority (greater than 50%) of the tax effect in this category.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows under the prior guidance:

Year ended December 31,
2024

Statutory income tax rate	21.0%
Increase (decrease) in tax provision resulting from:
Equity compensation	0.5
Global intangible low-taxed income	0.7
China R&D deduction	(1.1)
Income tax credits	(3.6)
Tax rate changes	(0.1)
Foreign exchange loss	0.8
Foreign tax rates	2.3
States taxes	1.1
Transaction costs	0.7
Other	0.5
Effective income tax rate	22.8%

Upon adoption of ASU 2023-09, as described in Note 1, cash paid for income taxes, net of refunds was as follows:

Year ended December 31,
2025

Federal	$34
State	49
Foreign:
Canada	126
China	-
United Kingdom	(91)
India	29
Total foreign	64
Total income taxes paid, net of refunds	$147

As of December 31, 2025, it was concluded that it is more likely than not that our U.S. deferred tax assets will be fully realized based on management’s assessment. In evaluating the realizability of our U.S. deferred tax assets, management considered all available evidence, both positive and negative, weighted based on objective verifiability. Our assessment also considered our ability to fully utilize before expiration our domestic net operating loss carryforwards, which begin to expire in 2031, and our federal general business tax credit carryforwards, which begin to expire in 2028. As of December 31, 2025, our federal net operating loss carryforwards, state net operating loss carryforwards, and federal general business tax credit carryforwards were $8,800, $5,100 and $3,400, respectively.

As of December 31, 2025, for certain past operations in the U.K., we continue to report a valuation allowance for net operating loss carryforwards of approximately $10,100, nearly all of which can be carried forward indefinitely. Management has concluded that utilization of the U.K. net operating losses may be limited due to the change in the past U.K. operation, and that they cannot currently be used to reduce taxable income of our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of December 31, 2025, we have not recognized a valuation allowance against our other foreign deferred tax assets, including net operating loss carryforwards of $1,300 which expire in 2029 through 2035, as we believe that it is more likely than not that they will be fully realized.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2025, and 2024.

As of December 31, 2025, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2022 through 2024 remain subject to IRS examination. Our U.S. tax matters for 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2015 through 2024 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2015 through 2024 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 8 – Operating Leases

The Company has operating leases predominantly for operating facilities. As of December 31, 2025, the remaining lease terms on our operating leases range from approximately one (1) year to seven (7) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Year ended December 31,
	2025	2024
Operating lease cost	$1,166	$1,101
Variable lease cost	93	100
Total lease cost	$1,259	$1,201

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,151	$1,108
Right-of-use assets obtained in exchange for lease liabilities:	$57	$1,706

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2025	2024
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,344	$4,153

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$976	$1,138
Operating lease liability, net of current portion	Other noncurrent liabilities	2,357	2,998
Total operating lease liability		$3,333	$4,136

Weighted-average remaining lease term (years)		4.1	4.5

Weighted-average discount rate		7.1%	6.7%

Future minimum lease payments as of December 31, 2025, are as follows:

Maturity of Operating Lease Liabilities
2026	$1,013
2027	944
2028	933
2029	580
2030	156
Thereafter	196
Total lease payments	$3,822
Less: Imputed interest	(489)
Present value of remaining lease payments	$3,333

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. For the years ended December 31, 2025, and 2024, the Company matched 100% on the first 3% and 50% on the next 2% contributed by the employee, or a maximum of 4% of the employee’s income. For 2025 and 2024, we contributed $1,203 and $771, respectively, to the 401(k) plan.

Note 10 - Business Segment Information

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

The significant segment expenses regularly reviewed by the CODM and included in segment contribution are cost of products sold and direct R&D and SG&A expenses. There are no other segment items included in segment contribution beyond the significant expenses disclosed.

Corporate general and administrative (“G&A”) expenses, including costs associated with our acquisitions, include corporate functions including board of directors, executive officers, accounting & finance, human resources, legal, information technology and their related functional expenses. These costs are not directly allocable to the business segments.

2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$178,042	$13,117	$-	$191,159
Cost of products sold	(135,402)	(9,736)	-	(145,138)
Gross profit	42,640	3,381	-	46,021
Direct R&D and SG&A expenses	(22,417)	(4,671)	-	(27,088)
Segment contribution	20,223	(1,290)	-	18,933
Corporate G&A expenses	-	-	(24,835)	(24,835)
Operating loss				(5,902)
Other expense, net			(2,496)	(2,496)
Income tax provision			2,447	2,447
Non-controlling interest			53	53
Net loss attributable to Ultralife				$(5,898)

Total assets	$165,592	$27,201	$24,119	$216,912
Capital expenditures	$3,872	$-	$-	$3,872
Goodwill	$33,883	$11,493	$-	$45,376
Depreciation and amortization of intangible assets	$5,115	$231	$153	$5,499
Stock-based compensation	$602	$97	$236	$935

2024:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$144,081	$20,375	$-	$164,456
Cost of products sold	(107,764)	(14,378)	-	(122,142)
Gross profit	36,317	5,997	-	42,314
Direct R&D and SG&A expenses	(17,320)	(4,806)	-	(22,126)
Segment contribution	18,997	1,191	-	20,188
Corporate G&A expenses	-	-	(10,223)	(10,223)
Operating profit				9,965
Other expense, net			(1,664)	(1,664)
Income tax provision			(1,892)	(1,892)
Non-controlling interest			(97)	(97)
Net income attributable to Ultralife				$6,312

Total assets	$173,954	$26,876	$19,621	$220,451
Capital expenditures	$1,261	$513	$158	$1,932
Goodwill	$33,513	$11,493	$-	$45,006
Depreciation and amortization of intangible assets	$3,676	$237	$244	$4,157
Stock-based compensation	$383	$96	$219	$698

Long-lived assets (comprised of property, plant and equipment; goodwill; and other intangible assets) held outside the U.S., principally in Canada, United Kingdom and China, were $19,777 and $22,306, net of accumulated depreciation and amortization, as of December 31, 2025, and 2024, respectively.

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Year ended December 31, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$178,042	$125,295	$52,747
Communications Systems	13,117	-	13,117
Total	$191,159	$125,295	$65,864
		66%	34%

Year ended December 31, 2024:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$144,081	$102,082	$41,999
Communications Systems	20,375	-	20,375
Total	$164,456	$102,082	$62,374
		62%	38%

U.S. and Non-U.S. Revenue Information1:

Year ended December 31, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$178,042	$125,903	$52,139
Communications Systems	13,117	11,174	1,943
Total	$191,159	$137,077	$54,082
		72%	28%

Year ended December 31, 2024:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$144,081	$82,227	$61,854
Communications Systems	20,375	14,813	5,562
Total	$164,456	$97,040	$67,416
		59%	41%

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

Management, under the supervision and with the participation of our President & Chief Executive Officer (principal executive officer) and our Chief Financial Officer & Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Management has concluded that our disclosure control and procedures were not effective as of December 31, 2025, as a result of a material weakness in our internal control over financial reporting, as described below.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024 and the consolidated results of operations and cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles

Management’s Report on Internal Control Over Financial Reporting – Management, under the supervision and with the participation of our President & Chief Executive Officer and Chief Financial Officer & Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, we have concluded that there is a material weakness in our internal control over financial reporting. As a result of the material weakness identified, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025.

A material weakness has been identified because remediation efforts initiated during the year ended December 31, 2025 relating to the material weakness identified during the year ended December 31, 2024 attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise have not been in place and adequately documented for a sufficient period of time to allow management to conclude that the related controls are operating effectively. In addition, information technology general controls (ITGC) were not operating effectively to ensure that (i) access to applications and data, including the ability to make changes, was appropriately restricted to authorized personnel, and (ii) the activities of individuals with such access were adequately monitored. As a result, business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by WithumSmith+Brown, PC, our independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Efforts to Address the Material Weakness – As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company both organically and through acquisitions.

Over the course of 2025, management implemented a remediation plan designed to address the previously identified material weakness. The Company significantly strengthened its finance and accounting team by adding a new oversight role and hiring additional highly experienced personnel including certified public accountants. The personnel actions taken include the naming of a Chief Accounting Officer with a backfill to the Corporate Controller role and filling the following positions:  Director – Internal Audit & Sox Compliance, Manager – Corporate Accounting, Manager – Corporate Reporting & Consolidations, and Controller – Electrochem.  Significant improvements in the design, execution and documentation of business process controls were implemented across our locations as part of our remediation plan during the second half of 2025 once the additional oversight was in place and the additional personnel were hired; however, all remedial actions were not in place and adequately documented for a sufficient period of time to allow management to conclude that controls were effective. It was also concluded that information technology general controls (ITGC) were not operating effectively to ensure that (i) access to applications and data, including the ability to make changes, was appropriately restricted, and (ii) the activities of individuals with such access were adequately monitored. Management has developed and is actively implementing corrective actions to remediate the identified ITGC deficiencies. As of the date of this Annual Report on Form 10-K, a comprehensive evaluation of all access rights of all users of our IT applications is being conducted to identify where access is not appropriately restricted. Access will be restricted to the extent possible, and mitigating controls will be implemented to address instances, if any, where system-level segregation may not be feasible due to personnel constraints or otherwise. Additionally, we will formalize our policies and procedures regarding user access reviews to require that they are performed on a more frequent and timely basis.

Remediation will be deemed complete once all corrective actions are fully implemented and in place for a sufficient period of time and further evaluation is performed, including testing, to conclude that our internal control over financial reporting is effective.

Changes in Internal Controls Over Financial Reporting – Other than the remedial actions described above, there were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Effectiveness of Controls – Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures

ITEM 9B.   OTHER INFORMATION

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	967,351	$6.95	1,709,020
Equity compensation plans not approved by security holders	-	-	-
Total	967,351	$6.95	1,709,020

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

Auditor information:

WithumSmith+Brown, PC

Rochester, New York

PCAOB ID 100

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

Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2013
10.9	Stock Purchase Agreement dated September 27, 2024	Exhibit 10.1 of the Form 8-K filed on October 3, 2024
10.10	Credit and Security Agreement dated as of October 31, 2024	Exhibit 10.2 of the Form 8-K filed on November 6, 2024
21	Subsidiaries	Filed herewith
23.1	Consent of WithumSmith+Brown, PC	Filed herewith
23.2	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
97.1	Ultralife Corporation Policy for the Recovery of Erroneously Awarded Compensation	Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2025 and December 31, 2024, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and December 31, 2024, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 23, 2026	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2026	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 23, 2026	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 23, 2026	/s/ Janie Goddard
Janie Goddard (Director)

Date: March 23, 2026	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 23, 2026	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 23, 2026	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)