Form 10-K/A
period 2025-12-31
ULTRALIFE CORP
filed 2026-04-29
CIK 875657

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

As of April 24, 2026, the registrant had 16,656,503 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Ultralife Corporation (the “Company”) for the year ended December 31, 2025 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026 (the “Original Form 10-K”), is being filed solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Original Form 10-K. This information required by Part III of Form 10-K was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are including this Part III information in this Amendment No. 1 to the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. We plan on filing our definitive proxy statement on or about June 2, 2026 as we are holding our 2026 Annual Stockholders’ Meeting (the “Meeting”) on July 22, 2026.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), Part III, Items 10, 11, 12, 13 and 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety.  Accordingly, the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.  Pursuant to Rule 12b-15 and Rule 13a-14(a) under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Amendment No. 1.

Except as expressly described above, this Amendment No. 1 does not amend, modify, or otherwise update any financial or other information in or on exhibits filed with the Original Form 10-K.  Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC, including without limitation, the Company’s consolidated financial statements and related disclosures in the Original Form 10-K, which remain unchanged.  In addition, this Amendment No. 1 does not change any financial information in the Original Form 10-K or reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “our,” and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

i

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information concerning our directors as of April 25, 2026.

Name	Age	Present Principal Occupation, Employment History and Expertise

Michael E. Manna	56

Mr. Manna has served as our President and Chief Executive Officer and as a director of the Company since November 22, 2022. Mr. Manna has thirty years’ experience in the battery industry, all with Ultralife Corporation. He joined the Company in 1993 and held numerous leadership positions of increasing responsibility in engineering, operations, product management, research & development and sales. Most recently, Mr. Manna served as President, Battery & Energy Products and continues in his leadership of this business segment. Mr. Manna is a well-recognized expert in rechargeable and primary battery cell design across multiple chemistries in both commercial and government/defense markets. He has been awarded several patents for the Company and was a key member of the Company’s team that delivered the first Lithium-Ion Polymer Cell to the market. Mr. Manna has a BS degree in Computer Science from Rochester Institute of Technology. Mr. Manna has been nominated for election to our Board of Directors because of his battery industry expertise and his demonstrated leadership as President and Chief Executive Officer of the Company.

Janie Goddard	55

Ms. Goddard has been a director of the Company since February 21, 2023. Since October 2023, Ms. Goddard has served as the CEO of ICM Controls Corporation, an advanced manufacturing company. ICM provides electronic controls, components, and sub-systems for industrial applications. Prior to ICM, Ms. Goddard served as a Divisional Chief Executive for the Environmental and Analysis Sector at Halma plc, a global group of technology companies and as a Divisional Chief Executive of Halma’s Medical and Environmental Sector from 2019 - 2023. Prior to Halma, Ms. Goddard served in leadership roles at Novanta, Covidien (acquired by Medtronic), and Johnson & Johnson. Ms. Goddard also serves on the board of directors of Methode Electronics, Inc., a public company (NYSE: MEI) that develops and manufactures custom solutions for automotive and industrial markets. She received a B.S. in Business Administration from Washington University in St. Louis and an M.B.A. from Harvard Business School. Ms. Goddard has been nominated for election to our Board of Directors because of her strong record of profit and loss leadership within global companies, her background in commercial execution, strategic marketing, product development and in mergers and acquisitions.

Thomas L. Saeli	69

Mr. Saeli has been a director of the Company since March 2010. In March 2024, Mr. Saeli retired from JRB Enterprises / Duro-Last Inc, where since 2011, he had served in the positions of Chief Executive Officer, President and a director.  JRB Enterprises / Duro-Last Inc is a diversified manufacturer of primarily low slope commercial roofing systems which was sold to Holcim Inc one year prior to his retirement. From 2009 to 2011, Mr. Saeli was a consultant to international corporate clients on matters involving business development strategies, acquisitions and operations.  He previously served as Chief Executive Officer and as a director of Noble International, Ltd., an international automotive supplier. Prior to that, Mr. Saeli was Vice President of Corporate Development for Lear Corporation, an international automotive supplier.  Mr. Saeli has served on boards of various privately held businesses and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business.  Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	69

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

Bradford T. Whitmore	69

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers LP, an investment firm that holds 3.1% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers LP collectively hold or claim beneficial ownership of 37.4% of the outstanding shares of our common stock. Mr. Whitmore has a BS in Mechanical Engineering from Purdue University and an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Over the past several years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers LP and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our named executive officers are appointed annually by our Board of Directors. Our named executive officers for fiscal 2025 were:

●	Michael E. Manna, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

There were no other individuals who meet the definition of Named Executive Officer.

Mr. Manna’s information is set forth above with the other directors standing for election. Certain information with respect to our other named executive officer for fiscal 2025 is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	71

Mr. Fain was named our Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. He joined us in February 2008 as Vice President of Business Development until his appointment as Chief Financial Officer. Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA. Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the world’s most sought-after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his BA in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

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

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2025, our Board of Directors held four meetings and the committees of our Board of Directors held a total of eighteen meetings. During 2025, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended, in person or virtually, at least 75% of the aggregate of: 1) the total number of meetings of the Board; and 2) the total number of meetings held by all committees of the Board on which he or she served.

Our Board of Directors has adopted a charter for each of the three standing committees that addresses the composition and function of each committee and has also adopted Corporate Governance Principles that address the composition and function of the Board of Directors. The current copies of these charters and of the Corporate Governance Principles are available on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.” Pursuant to our Corporate Governance Principles, it is our policy that directors retire from service at the annual meeting following their 70th birthday, unless the Director owns greater than 5% of the outstanding common shares of the Company upon which the Director’s retirement age increase to seventy-five (75).

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

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Janie Goddard and Robert W. Shaw II. This committee selects our independent registered public accounting firm and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the Audit and Finance Committee reviews the qualifications and independence of the independent registered public accounting firm. The Audit and Finance Committee meets with our Chief Financial Officer and Treasurer, our Chief Accounting Officer and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition and has the power to engage outside counsel and other outside experts. The Audit and Finance Committee also reviews and monitors areas of financial and cybersecurity risk that could have a material impact on our Company. The Audit and Finance Committee met ten times during 2025.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ’s listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Janie Goddard (Chair), Thomas L. Saeli and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors annually, makes annual recommendations to our Board of Directors for nominations for election to the Board of Directors and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met four times during 2025.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Janie Goddard and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers appointed by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. The Ultralife Corporation 2024 Long-Term Incentive Plan (the “2024 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2025. The Board of Directors has adopted a compensation recovery (clawback) policy in compliance with Rule 10D‑1 under the Exchange Act and NASDAQ Listing Rule 5608. The policy provides for the recovery of erroneously awarded incentive compensation received by current or former executive officers in the event of an accounting restatement. The policy applies to incentive compensation received during the three completed fiscal years preceding the date the Company is required to prepare an accounting restatement.

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

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session four times during 2025. In addition, our standing committees meet in executive session on a regular basis.

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

Risk Management

Our management team is responsible for assisting the Corporate Development and Governance Committee in its assessment of our exposure to risks associated with the conduct of business. We have an enterprise risk management process to identify, assess and manage the most significant risks facing our Company. Our Corporate Development and Governance Committee has overall responsibility to regularly review management’s risk management process, including the policies and guidelines used by management to identify, assess and manage our exposure to risk on an on-going basis. Our Audit and Finance Committee has oversight responsibility for financial risks, cybersecurity risks, and other risks that could have a material impact on our Company. Our management reviews these risks with our Audit and Finance Committee regularly and reviews the risk management process, as it affects these risks, with our Audit and Finance Committee on an on-going basis. Based upon this risk assessment and management process, the Board may recommend changes to the operations of the Company to reduce risk.

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

The Policy is designed to promote compliance with insider trading laws, rules and regulations, and the Company’s listing requirements. The Compensation Committee of the Board of Directors ensures that equity awards are not granted during any scheduled or non-scheduled black-out periods.  Equity awards, including options, have not previously been granted, and will not in the future be, granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or equity grant dates.

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

Annual Retainers

Each non-employee director will receive an annual cash retainer of $73,500, except for the Board Chair, who will receive an annual cash retainer of $108,000, for the period July 1, 2025 through June 30, 2026. For the July 1, 2024 through June 30, 2025 period, each non-employee director received an annual cash retainer of $73,500, except for the Board Chair, who received an annual cash retainer of $108,000. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service.

Annual retainers for Board committee service for the period July 1, 2025 to June 30, 2026 were as follows:

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

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2025, we paid our non-employee directors an aggregate $426,600.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service for the fiscal year ended December 31, 2025.

Name	Fees Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings (5)	All Other Compensation ($) (6)	Total ($)
Janie Goddard	106,200	-	-	-	-	-	106,200
Thomas L. Saeli	106,200	-	-	-	-	-	106,200
Robert W. Shaw II	106,200	-	-	-	-	-	106,200
Bradford T. Whitmore	108,000	-	-	-	-	-	108,000
Total	426,600	-	-	-	-	-	426,600

(1)	Amounts shown represent cash compensation earned during 2025. Amounts may differ from amounts paid in 2025 due to timing of payments.

(2)	There were no stock awards granted to our non-employee directors during 2025 or outstanding at December 31, 2025.

(3)	There were no option awards granted to our non-employee directors during 2025 or outstanding at December 31, 2025.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2025.

(5)	No non-qualified deferred compensation earnings were accrued for our non-employee directors for the fiscal year ended December 31, 2025.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2025.

Michael E. Manna, our current President and Chief Executive Officer was ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our named executive officers.

Executive Officer Compensation

We have determined that Mr. Manna and Mr. Fain were our named executive officers for 2025.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, a Compensation Disclosure and Analysis and certain other disclosures required of accelerated and large accelerated filers are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our named executive officers for their services in all capacities to us during 2025 and 2024:

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Michael E. Manna, President and Chief Executive Officer (Current)	2025	415,001	-	-	-	19,113	434,114
	2024	388,461	-	-	81,652	19,064	489,177
Philip A. Fain, Chief Financial Officer, Treasurer and Secretary	2025	370,142	-	-	-	24,003	394,145
	2024	360,193	-	-	61,240	24,554	445,987

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

(3)	There were no stock awards other than stock options granted during fiscal year 2024 shown under the column above titled Option Awards.

(4)

Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). See the notes to our audited consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2025 and December 31, 2024, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” below for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)
Michael E. Manna	2025	14,000	5,113	19,133
	2024	13,800	5,264	19,064
Philip A. Fain	2025	14,000	10,003	24,003
	2024	13,800	10,754	24,554

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

Base Salary

The Corporate Development and Governance Committee annually evaluates the performance of the President and Chief Executive Officer and makes recommendations to the Compensation and Management Committee for base salary adjustments, if any, to be approved by the Board of Directors. The President and Chief Executive Officer evaluates the performance of Mr. Fain, our Chief Financial Officer, Treasurer and Secretary, and presents his evaluation and recommendation annually for a base salary adjustment, if any, to the Compensation and Management Committee, which, in turn, may recommend acceptance of or adjustment to such base salary recommendation to the Board of Directors. If adjustments to base salaries are recommended and approved, the adjustments are made to be effective for a period ranging from twelve months from the date of the last salary adjustment.

No additional base salary increases were approved for Mr. Manna and Mr. Fain during 2025. In December 2024, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 10.7% for Mr. Manna ($375,000 to $415,000) and 3.0% for Mr. Fain ($359,341 to $370,121). The salary increases were approved by the Compensation and Management Committee based on a number of factors including individual and Company performance.

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

For 2025, the STIP target bonus levels for Messrs. Manna and Fain were 60% and 50% of their respective base salaries. For Messrs. Manna and Fain, the performance goal to be achieved to be awarded the STIP targeted bonus for 2025 was consolidated operating profit of $18.5 million, as measured pursuant to generally accepted accounting principles. The STIP award was structured with a 100% weighting on the consolidated operating profit goal. Achievement of less than 90% of the consolidated operating profit goal would result in no award being earned. Achievement of the target goal would result in a 100% payment of the target bonus. Achievement of over 100% to 125% of the consolidated operating profit goal would result in an award ranging from 101% to 150% of the target award.

Based on our 2025 financial performance, Messrs. Manna and Fain did not earn STIP awards for 2025.

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

Refer to “Outstanding Equity Awards” below for stock options granted during 2024. No stock options were granted to our named executive officers in 2025 and no other equity-based awards were granted to our named executive officers during 2025 and 2024.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. For 2025 and 2024, the Company matched 100% on the first 3% and 50% on the next 2% of an employee’s eligible contributions.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2025 for our named executive officers.

				Equity Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned	Price ($)	Date
Michael E. Manna	10,000	-		-	8.2523	7/23/2026
	10,000	-		-	8.4476	9/6/2026
	11,000	-		-	6.5062	4/22/2027
	12,500	-		-	6.9694	10/20/2028
	12,500	-		-	5.4533	10/19/2029
	8,334	4,166	(1)	-	4.0737	2/21/2030
	15,334	7,666	(2)	-	6.8354	12/7/2030
	6,667	13,333	(3)	-	7.8589	12/13/2031
Philip A. Fain	25,000	-		-	8.2523	7/23/2026
	20,000	-		-	6.5062	4/22/2027
	20,000	-		-	6.9694	10/20/2028
	20,000	-		-	5.4533	10/19/2029
	12,267	6,133	(4)	-	6.8354	12/7/2030
	5,000	10,000	(5)	-	7.8589	12/13/2031

(1)

On February 21, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 12,500 shares of our common stock. This option vested with respect to 4,167 shares on February 21, 2024, 4,167 shares on February 21, 2025 and 4,166 shares on February 21, 2026.

(2)

On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 23,000 shares of our common stock. This option vested with respect to 7,667 shares on December 7, 2024 and 7,667 shares on December 7, 2025 and will vest with respect to 7,666 shares on December 7, 2026.

(3)

On December 13, 2024, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Manna the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on December 13, 2025, and will vest with respect to 6,667 shares on December 13, 2026 and 6,666 shares on December 13, 2027.

(4)

On December 7, 2023, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 18,400 shares of our common stock. This option vested with respect to 6,134 shares on December 7, 2024 and 6,133 shares on December 7, 2025, and will vest with respect to 6,133 shares on December 7, 2026.

(5)

On December 13, 2024, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 15,000 shares of our common stock. This option vested with respect to 5,000 shares on December 13, 2025, and will vest with respect to 5,000 shares on December 13, 2026 and 5,000 shares on December 13, 2027.

There were no other equity awards outstanding at December 31, 2025 for our named executive officers.

Option Exercises

The named executive officers did not exercise any stock option awards in 2025. The following table sets forth information concerning the exercise of stock option awards for the year ended December 31, 2024 for our named executive officers.

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)
Philip A. Fain	7,179	(2)	63,913

(1)	Represents the aggregate fair market value of the net shares of the Company’s common stock acquired pursuant to the Ultralife Corporation 2014 Long-Term Incentive Plan (the “2014 LTIP”).

(2)

Represents shares of the Company’s common stock acquired on April 17, 2024 upon the exercise of options for 20,000 shares of common stock otherwise expiring on April 19, 2024, net of shares of common stock having a fair value equal to the aggregate exercise price of the shares of common stock for which the options were exercised.

Employment Arrangements

There are no employment agreements in place for Mr. Manna or for Mr. Fain. Mr. Manna and Mr. Fain have executed Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreements in our standard form.

Retirement Benefits and Potential Payments upon Termination, Change in Control or Retirement

The only arrangement that we maintain that provides for retirement benefits is our tax-qualified defined contribution 401(k) plan. The material terms of our tax-qualified defined contribution 401(k) plan are summarized above under the heading “Retirement Benefits.”

All potential payments and benefits payable by us to our named executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the 2014 LTIP and 2024 LTIP.  On June 18, 2018, the Compensation and Management Committee unanimously approved a resolution providing for full vesting of all outstanding unvested stock options and any other unvested equity awards that might then be outstanding upon the occurrence of a “Change in Control” (as defined by both the 2014 LTIP and 2024 LTIP). On October 18, 2018, the Compensation and Management Committee unanimously approved a modification to the retirement policy whereby a named executive officer upon retirement and signing the Company’s non-compete agreement and fully complying with the same will retain any and all unexpired stock options until the relevant option term has expired. Potential payment amounts are not quantified because they depend on future stock prices and unvested awards.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 16,656,503 shares issued and outstanding as of April 24, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1) 5215 Old Orchard Road, Suite 620 Skokie, IL 60077	6,599,957	39.6%

Visionary Wealth Advisors (2) 1405 N Green Mount Rd., Suite 500 O’Fallon, IL 62269	1,090,207	6.6%

Dimensional Fund Advisors LP (3) 6300 Bee Cave Road Building One Austin, TX 78746	1,000,664	6.0%

(1)

Based on information contained in a Form 13D dated March 16, 2026 as filed by Bradford T. Whitmore with the SEC on that same date, Mr. Whitmore as an individual, as the sole member of SUNRAY I, LLC, a Delaware limited liability company, and as the sole member of Whitmore Holdings, LLC, a Tennessee limited partnership, beneficially owns 6,599,957 shares of our common stock. Mr. Whitmore has sole voting and dispositive power with respect to 205,915 of such shares, has shared voting and dispositive power (with Whitmore Holdings, LLC) with respect to 4,452,283 of such shares held in the name in SUNRAY I, LLC, and has shared voting and dispositive power (with Whitmore Holdings, LLC) with respect to 1,941,759 of such shares held in the name of Whitmore Holding, LLC.

(2)

Based on information contained in a Schedule 13G dated February 13, 2026 as filed by Visionary Wealth Advisors, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2025, and, consequently, the beneficial ownership of Visionary Wealth Advisors may have subsequently changed. The Schedule 13G reported that Visionary Wealth Advisors had sole voting power as to 9,000 shares of common stock and shared dispositive power as to 1,090,207 shares of common stock.

(3)

Based on information contained in a Form 13F dated February 12, 2026 as filed by Dimensional Fund Advisors LP, a registered investment adviser, with the SEC on that same date to report beneficial ownership of shares of the Company’s common stock as of December 31, 2025, and, consequently, the beneficial ownership of Dimensional Fund Advisors LP may have subsequently changed. The Form 13F reported that Dimensional Fund Advisors LP had sole voting power as to 946,704 shares of common stock and sole dispositive power as to 946,704 shares of common stock, all of which shares of common stock were held in portfolios of four registered investment companies to which Dimensional Fund Advisors LP or one of its subsidiaries furnishes investment advice and of certain other commingled funds, group trusts and separate accounts for which Dimensional Fund Advisors LP or one of its subsidiaries serves as investment manager or sub-adviser. The shares of common stock reported were owned by the investment companies, commingled funds, group trusts, and separate accounts and Dimensional Fund Advisors LP disclaimed beneficial ownership of the reported shares of common stock.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2026 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (1)(2)
Michael E. Manna	117,375 (3)	*(4)
Janie Goddard	7,668	*
Thomas L. Saeli	85,000	*
Robert W. Shaw II	71,000	*
Bradford T. Whitmore	6,599,957 (5)	39.6%
Philip A. Fain	240,076 (6)	1.4% (7)
All Directors and Executive Officers as a group (6 persons)	7,121,076 (8)	42.3% (9)

*Less than 1%

(1)

Except as otherwise indicated, the stockholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such stockholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which our directors and executive officers directly or indirectly have or share voting or investment power are included as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options within 60 days, which shares are referred to in the footnotes to this table as “shares of common stock subject to options that may be exercised.”

(2)	Except as otherwise indicated, computations are based on 16,656,503 shares outstanding as of April 24, 2026.

(3)

The number of shares deemed to be beneficially owned consists of 26,874 shares of common stock held by Mr. Manna as of April 24, 2026, or less than 1% of common stock outstanding as of that date, and 90,501 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(4)

Computed based on 16,747,004 shares of common stock deemed outstanding, which consists of 16,656,503 shares of common stock outstanding as of April 24, 2026 and 90,501 shares of common stock subject to options that may be exercised within 60 days by Mr. Manna.

(5)	See “Security Ownership of Certain Beneficial Owners” above.

(6)

The number of shares deemed to be beneficially owned consists of 137,809 shares of common stock held by Mr. Fain as of April 24, 2026, or less than 1% of common stock outstanding as of that date, and 102,267 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(7)

Computed based on 16,758,770 shares of common stock deemed outstanding, which consists of 16,656,503 shares of common stock outstanding as of April 24, 2026 and 102,267 shares of common stock subject to options that may be exercised within 60 days by Mr. Fain.

(8)

The number of shares deemed to be beneficially owned consists of 6,928,308 shares of common stock held by all directors and executive officers as a group as of April 24, 2026, or 41.6% of common stock outstanding as of that date, and 192,768 shares of common stock subject to options that may be exercised within 60 days.

(9)

Computed based on 16,849,271 shares of common stock deemed outstanding, which consists of 16,656,503 shares of common stock outstanding as of April 24, 2026 and 192,768 shares of common stock subject to options that may be exercised within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2025 and 2024, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 beginning on page 3 of this Form 10-K/A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC served as our independent registered public accounting firm for the year ended December 31, 2025 and Freed Maxick P.C. (“Freed Maxick”), prior to their merger with WithumSmith+Brown, PC, served as our independent registered public accounting firm for the year ended December 31, 2024.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2025 and 2024 were:

	2025	2024
Audit Fees	$983,331	$1,194,028
Audit-Related Fees	16,000	184,800
Tax Fees	11,125	-
Total Fees	$1,010,456	$1,378,828

Audit Fees

Audit fees were for professional services rendered for the annual audits of our consolidated financial statements and internal controls over financial reporting and reviews of our quarterly consolidated financial statements for the years ended December 31, 2025 and 2024 and for the audit associated with the 2024 Form 8-K filing in connection with the October 31, 2024 acquisition of Electrochem Solutions, Inc. (“Electrochem”).

Audit-Related Fees

Audit-related fees were for professional services rendered in connection with the employee benefit plan annual audits and due diligence associated with the October 31, 2024 acquisition of Electrochem.

Tax Fees

Tax-related fees were for professional services rendered in connection with our expected tax refund resulting from the 45X Advanced Manufacturing Production Tax Credit, established by the Inflation Reduction Act and running through 2032, for certain qualifying battery cells and packs we manufacture.

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

No financial statements or supplemental data are filed with this Amendment No. 1 to our Form 10-K filed for the year ended December 31, 2025 on March 23, 2026 (“2025 Form 10-K”). All such financial statements and supplemental data were previously filed with the 2025 Form 10-K.

Auditor information:
WithumSmith+Brown, PC
Rochester, New York
PCAOB ID 100

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

Exhibit 10.8 of the Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.9	Stock Purchase Agreement dated September 27, 2024	Exhibit 10.1 of the Form 8-K filed on October 3, 2024
10.10	Credit and Security Agreement dated as of October 31, 2024	Exhibit 10.2 of the Form 8-K filed on November 6, 2024
19.1	Ultralife Corporation Insider Trading Compliance Policy	Filed with Form 10-K/A for the year ended December 31, 2024, filed April 28, 2025
21	Subsidiaries	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
23.1	Consent of WithumSmith+Brown, PC	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
23.2	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
31.1	Rule 13a-14(a) CEO Certification	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
31.2	Rule 13a-14(a) CFO Certification	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
31.3	Rule 13a-14(a) CEO Certification	Filed herewith
31.4	Rule 13a-14(a) CFO Certification	Filed herewith
32	Section 1350 Certifications	Furnished with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
97.1	Ultralife Corporation Policy for the Recovery of Erroneously Awarded Compensation	Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023, filed March 21, 2024
101.INS	Inline XBRL Instance Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with Form 10-K for the year ended December 31, 2025, filed March 23, 2026
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 28, 2026	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2026	/s/ Michael E. Manna
Michael E. Manna
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2026	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 28, 2026	/s/ Janie Goddard
Janie Goddard (Director)

Date: April 28, 2026	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 28, 2026	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 28, 2026	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)