Form 10-Q
period 2026-03-31
ULTRALIFE CORP
filed 2026-05-08
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 16,656,669 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	1

	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2026 and March 31, 2025	2

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2026 and March 31, 2025	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Periods Ended March 31, 2026 and March 31, 2025	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$8,890	$9,345
Trade accounts receivable, net of allowance for expected credit losses of $461 and $457, respectively	34,428	33,948
Inventories, net	57,286	54,008
Prepaid expenses and other current assets	9,499	8,500
Total current assets	110,103	105,801
Property, plant and equipment, net	40,117	40,397
Goodwill	45,329	45,376
Other intangible assets, net	10,651	10,933
Deferred income taxes, net	10,765	10,494
Other noncurrent assets	3,667	3,911
Total assets	$220,632	$216,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,058	$17,423
Current portion of long-term debt	3,438	4,125
Accrued compensation and related benefits	2,854	2,754
Accrued expenses and other current liabilities	12,703	13,031
Total current liabilities	43,053	37,333
Long-term debt, net	44,190	45,526
Deferred income taxes	967	1,000
Other noncurrent liabilities	2,677	2,919
Total liabilities	90,887	86,778

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,092,617 shares at March 31, 2026 and 21,092,617 shares at December 31, 2025; outstanding – 16,656,503 shares at March 31, 2026 and 16,656,503 shares at December 31, 2025	2,109	2,109
Capital in excess of par value	192,858	192,859
Accumulated deficit	(40,791)	(40,340)
Accumulated other comprehensive loss	(3,058)	(3,141)
Treasury stock - at cost; 4,436,114 shares at March 31, 2026 and 4,436,114 shares at December 31, 2025	(21,492)	(21,492)
Total Ultralife Corporation equity	129,626	129,995
Non-controlling interest	119	139
Total stockholders’ equity	129,745	130,134

Total liabilities and stockholders’ equity	$220,632	$216,912

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In Thousands except per share amounts)

(Unaudited)

	Three-month period ended
	March 31, 2026	March 31, 2025

Revenues	$47,445	$50,746
Cost of products sold	37,335	38,001
Gross profit	10,110	12,745

Operating expenses:
Research and development	2,961	2,404
Selling, general and administrative	7,364	6,942
Total operating expenses	10,325	9,346

Operating (loss) income	(215)	3,399

Other expense (income):
Interest and financing expense	868	1,032
Miscellaneous (income) expense	(420)	(79)
Total other expense	448	953

(Loss) income before income taxes	(663)	2,446
Income tax (benefit) provision	(192)	567

Net (loss) income	(471)	1,879

Net (loss) income attributable to non-controlling interest	(20)	14

Net (loss) income attributable to Ultralife Corporation	(451)	1,865

Other comprehensive (loss) income:
Foreign currency translation adjustments	83	311

Comprehensive (loss) income attributable to Ultralife Corporation	$(368)	$2,176

Net (loss) income per share attributable to Ultralife common stockholders – basic	$(.03)	$.11

Net (loss) income per share attributable to Ultralife common stockholders – diluted	$(.03)	$.11

Weighted average shares outstanding – basic	16,657	16,633
Potential common shares	-	47
Weighted average shares outstanding - diluted	16,657	16,680

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three-month period ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES:
Net income	$(471)	$1,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,054	950
Amortization of intangible assets	267	405
Amortization of financing fees	66	65
Stock-based compensation	(1)	227
Deferred income taxes	(328)	344
Changes in operating assets and liabilities:
Accounts receivable	(529)	(6,608)
Inventories	(3,311)	3,614
Prepaid expenses and other assets	(740)	725
Accounts payable and other liabilities	6,249	1,767
Net cash provided by operating activities	2,256	3,368

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(770)	(895)
Net cash used in investing activities	(770)	(895)

FINANCING ACTIVITIES:
Payments on credit facilities	(2,063)	(687)
Net cash used in financing activities	(2,063)	(687)

Effect of exchange rate changes on cash	122	79

(DECREASE) INCREASE IN CASH	(455)	1,865

Cash, Beginning of period	9,345	6,854
Cash, End of period	$8,890	$8,719

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income					1,865		14	1,879
Stock-based compensation – stock options			188					188
Stock-based compensation - restricted stock			39					39
Foreign currency translation adjustments				311				311
Balance – March 31, 2025	21,069,079	$2,107	$192,055	$(3,695)	$(32,577)	$(21,492)	$206	$136,604

Balance – December 31, 2025	21,092,617	$2,109	$192,859	$(3,141)	$(40,340)	$(21,492)	$139	$130,134
Net loss					(451)		(20)	(471)
Stock-based compensation – stock options			78					78
Stock-based compensation - restricted stock			(79)					(79)
Foreign currency translation adjustments				83				83
Balance – March 31, 2026	21,092,617	$2,109	$192,858	$(3,058)	$(40,791)	$(21,492)	$119	$129,745

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ultralife Corporation and its subsidiaries (the “Company” or “Ultralife”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2025.

The December 31, 2025 consolidated balance sheet information referenced herein was derived from audited financial statements but does not include all disclosures required by GAAP.

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

On October 31, 2024, Ultralife, SWE, CLB, Excell USA, and Electrochem, as borrowers, and certain other subsidiaries of the Company, entered into a new Credit and Security Agreement with KeyBank National Association (“KeyBank” or the “Bank”), as lender and administrative agent (the “New Credit Agreement”). The proceeds of the loans under the New Credit Agreement were used, in part, to repay outstanding indebtedness under the Company’s then existing Credit and Security Agreement with KeyBank (the “Amended Credit Agreement”).

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

Upon closing of the acquisition of all issued and outstanding shares of Electrochem on October 31, 2024, the Company borrowed the full amount of the Term Loan Facility.

As of March 31, 2026, the Company had $48,188 outstanding principal on the Term Loan, $3,438 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of March 31, 2026, unamortized debt issuance costs associated with the Term Loan of $560 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $387 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of March 31, 2026.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the New Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.13% as of March 31, 2026.

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

Future minimum principal repayment obligations on our Amended Credit Facilities as of March 31, 2026 are as follows:

2026	$2,063
2027	5,500
2028	5,500
2029	35,125
Total	$48,188

3.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net (loss) income attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities when the average market price exceeds the exercise price of the securities, if any, and is calculated using the treasury stock method.

For the three-month period ended March 31, 2026, there were no outstanding equity awards included in the calculation of diluted weighted average shares outstanding, and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive. There were 963,482 outstanding stock options and 19,943 unvested restricted stock awards not included in the calculation of EPS for the three-month period ended March 31, 2026, as the effect would be anti-dilutive.

For the comparable three-month period ended March 31, 2025, there were 314,704 outstanding stock options included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 46,793 potential common shares included in the calculation of diluted EPS. There were 778,717 outstanding stock options and 35,486 unvested restricted stock awards for the three-month period ended March 31, 2025, not included in the calculation of diluted weighted average shares outstanding, as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at March 31, 2026, and December 31, 2025. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	March 31,	December 31,
	2026	2025
Raw materials	$44,720	$42,150
Work in process	5,966	4,045
Finished goods	6,600	7,813
Total	$57,286	$54,008

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Land	$4,693	$4,693
Buildings and leasehold improvements	30,382	30,179
Machinery and equipment	64,242	63,556
Furniture and fixtures	3,215	3,195
Computer hardware and software	8,595	8,164
Construction in process	2,627	3,129
	113,754	112,916
Less: Accumulated depreciation	(73,637)	(72,519)
Property, plant and equipment, net	$40,117	$40,397

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended
	March 31,	March 31,
	2026	2025
Depreciation expense	$1,054	$950

Goodwill

The following table summarizes the goodwill activity by segment for the three-month period ended March 31, 2026.

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2025	$33,883	$11,493	$45,376
Effect of foreign currency translation	(47)	-	(47)
Balance – March 31, 2026	$33,836	$11,493	$45,329

Other Intangible Assets, Net

The composition of other intangible assets was:

	at March 31, 2026
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,286	$8,567	$9,719
Patents and technology	5,743	5,625	118
Other	1,500	686	814
Total other intangible assets	$25,529	$14,878	$10,651

	at December 31, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,333	$8,360	$9,973
Patents and technology	5,762	5,635	127
Other	1,500	667	833
Total other intangible assets	$25,595	$14,662	$10,933

The change in the cost of total intangible assets from December 31, 2025, to March 31, 2026, is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended
	March 31,	March 31,
	2026	2025
Amortization included in:
Selling, general and administrative	$262	$376
Research and development	5	29
Total amortization expense	$267	$405

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended
	March 31,	March 31,
	2026	2025
Stock options	$78	$188
Restricted stock	(79)	39
Total	$(1)	$227

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 31, 2026, there was $308 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the three-month period ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	967,351	$6.95
Granted	5,000	$5.92
Exercised	-	-
Forfeited or expired	(8,869)	$6.58
Outstanding at March 31, 2026	963,482	$6.95	3.60	$250
Vested and expected to vest at March 31, 2026	908,569	$6.92	3.49	$249
Exercisable at March 31, 2026	735,301	$6.77	3.02	$247

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2026, and 2025 was $0, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at March 31, 2026, and 2025, respectively, was $75 and $216.

6.	INCOME TAXES

Our effective tax rate for the three-month periods ended March 31, 2026 and 2025 was 29.0% and 23.2%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and other income recognized on nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the three-month period ended March 31, 2026.

As of December 31, 2025, our federal net operating loss (“NOL”) carryforwards, state net operating loss carryforwards, and federal general business tax credit carryforwards were $8,800, $5,100 and $3,400, respectively. Our domestic net operating loss carryforwards begin to expire in 2031. Our federal general business tax credit carryforwards begin to expire in 2028. As of March 31, 2026, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of March 31, 2026, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of March 31, 2026, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of March 31, 2026, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at March 31, 2026 and December 31, 2025.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2022 thru 2024 remain subject to IRS examination. Our U.S. tax matters for 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2015 thru 2024 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2015 thru 2024 remain subject to examination by the respective foreign tax jurisdiction authorities.

7.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of March 31, 2026, the remaining lease terms on our operating leases range from approximately one (1) year to six (6) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-months ended
	March 31, 2026	March 31, 2025
Operating lease cost	$456	$296
Variable lease cost	21	24
Total lease cost	$477	$320

Supplemental cash flow information related to leases was as follows:

	Three-month period ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$272	$314
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$3,121	$3,344

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$927	$976
Operating lease liability, net of current portion	Other noncurrent liabilities	2,178	2,357
Total operating lease liability		$3,105	$3,333

Weighted-average remaining lease term (years)		3.9	4.1

Weighted-average discount rate		7.1%	7.1%

Future minimum lease payments as of March 31, 2026, are as follows:

Maturity of operating lease liabilities
2026	$729
2027	946
2028	935
2029	580
2030	154
Thereafter	192
Total lease payments	3,536
Less: Imputed interest	(431)
Present value of remaining lease payments	$3,105

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2026, we have made commitments to purchase approximately $545 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first three months of 2026 and 2025 were as follows:

	Three-month period ended March 31,
	2026	2025
Accrued warranty obligations – beginning	$1,126	$887
Accruals for warranties issued	49	93
Settlements made	(9)	(6)
Accrued warranty obligations – ending	$1,166	$974

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets. For the three-month periods ended March 31, 2026 and March 31, 2025, revenue recognized on extended warranties was $74.

As of March 31, 2026, there was deferred revenue on extended warranty contracts of $781, comprised of $298 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $483 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

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

As of March 31, 2026, and December 31, 2025, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

10.	BUSINESS SEGMENT INFORMATION

Operating segments represent a component of the Company that engages in business activities from which it may recognize revenues and incur expenses whose operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Upon identification of operating segments, the Company determines which of those operating segments are required to be presented as reportable segments based on the quantitative thresholds.

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

The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Three-month period ended March 31, 2026:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,155	$3,290	$-	$47,445
Cost of products sold	(34,797)	(2,538)	-	(37,335)
Gross profit	9,358	752	-	10,110
Direct SG&A expenses	(4,081)	(379)	-	(4,460)
Research and development	(2,222)	(739)	-	(2,961)
Segment contribution	3,055	(366)	-	2,689
Corporate G&A expenses			(2,904)	(2,904)
Operating loss				(215)
Other expenses, net			(448)	(448)
Income tax (benefit)			(192)	(192)
Non-controlling interest			(20)	(20)
Net loss attributable to Ultralife				$(451)

Total assets	$169,847	$27,322	$23,463	$220,632
Depreciation and amortization of intangible assets	$1,222	$57	$42	$1,321

Three-month period ended March 31, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$46,321	$4,425	$-	$50,746
Cost of products sold	(34,881)	(3,120)	-	(38,001)
Gross profit	11,440	1,305	-	12,745
Direct SG&A expenses	(3,865)	(366)	-	(4,231)
Research and development	(1,591)	(813)	-	(2,404)
Segment contribution	5,984	126	-	6,110
Corporate G&A expenses			(2,711)	(2,711)
Operating income				3,399
Other expenses, net			(953)	(953)
Income tax provision			567	567
Non-controlling interest			14	14
Net income attributable to Ultralife				$1,865

Total assets	$173,169	$30,006	$20,578	$223,753
Depreciation and amortization of intangible assets	$1,265	$58	$33	$1,356

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended March 31, 2026:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,155	$30,505	$13,650
Communications Systems	3,290	-	3,290
Total	$47,445	$30,505	$16,940
		64%	36%

Three-month period ended March 31, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$46,321	$32,287	$14,034
Communications Systems	4,425	-	4,425
Total	$50,746	$32,287	$18,459
		64%	36%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended March 31, 2026:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,155	$28,943	$15,212
Communications Systems	3,290	2,307	983
Total	$47,445	$31,250	$16,195
		66%	34%

Three-month period ended March 31, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$46,321	$35,182	$11,139
Communications Systems	4,425	4,287	138
Total	$50,746	$39,469	$11,277
		78%	22%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by management and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, uncertain global economic conditions including the impact of inflation, tariffs, interest rates and supply chain disruptions affecting our business, revenues and earnings adversely; our reliance on certain key customers for a significant portion of our revenues; reductions or delays in U.S. and foreign military spending; our efforts to develop new products or new commercial applications for our products could be prolonged; potential disruptions or delays in our supply of raw materials and components or material increases in their costs due to business conditions, new or additional tariffs, global conflicts, weather, sourcing requirements or other factors not under our control; our resources being overwhelmed by our growth; our ability to recruit and retain top management and key personnel; breaches in information systems security and other disruptions in our information technology systems; fluctuations in the price of oil and the resulting impact on the demand for downhole drilling; the unique risks associated with our China operations; possible future declines in demand for the products that use our batteries or communications systems; safety risks, including the risk of fire inherent in the manufacture, use and transportation of Lithium batteries; variability in our quarterly and annual results and the price of our common stock; purchases by our customers of product quantities not meeting the volume expectations in our supply agreements; rising interest rates increasing the cost of our variable borrowings; our inability to comply with changes to the regulations for the shipment of our products; our entrance into new end-markets which could lead to additional financial exposure; litigation or claims resulting in negative optics in the markets we serve and increased costs; the potential of future pandemics that may arise, causing delays in the manufacture and delivery of our mission critical products to end customers; potential costs attributable to the warranties we supply with our products and services; negative publicity concerning Lithium-ion batteries; rules and procedures regarding contracting with the U.S. and foreign governments; our exposure to foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; the risk that we are unable to protect our proprietary and intellectual property; our ability to comply with government regulations including the use of “conflict minerals”; possible impairments of our goodwill and other intangible assets; known and unknown environmental matters; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “intend,” “plan,” “may,” “will,” “should,” “foresee,” “could,” “likely,” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Form 10-Q, and the consolidated financial statements and notes thereto and risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

The financial information in this MD&A is presented in thousands of dollars, except for share and per share amounts, unless otherwise specified.

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems related to those product lines. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and territories, and seeking opportunities to expand through acquisitions.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that segment contribution, defined as gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses, is the best indicator of segment performance. As such, we report segment results at the segment contribution level. (See Note 10 in the notes to consolidated financial statements contained in Item 1 of this Form 10-Q.)

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

Overview

Consolidated revenues of $47,445 for the three-month period ended March 31, 2026, decreased by $3,301 or 6.5%, over $50,746 for the three-month period ended March 31, 2025, reflecting a 5.5% decline in commercial sales and an 8.2% decline in government/defense sales.

Gross profit was $10,110 or 21.3% of revenue, for the three-month period ended March 31, 2026, compared to $12,745, or 25.1% of revenue, for the same quarter a year ago. The 380-basis point decline primarily resulted from sales product mix impacting tariffs, higher utility costs and certain one-time events impacting production delays and operating efficiencies.

Operating expenses were $10,325 for the three-month period ending March 31, 2026, compared to $9,346 for the three-month period ended March 31, 2025, reflecting an increase in new product development costs related to continued investment in our product offering and certain one-time, non-recurring costs. Operating expenses for the 2026 period were 21.8% of revenue compared to 18.4% of revenue for the year-earlier period.

Operating (loss) income for the three-month period ended March 31, 2026, was ($215), or (0.5)% of revenues, compared to $3,399, or 6.7% of revenues, for the year-earlier period. The decrease in operating income primarily resulted from the declines in revenue and gross margin and the increase in operating expenses, including $847 in one-time, non-recurring costs.

Net (loss) income attributable to Ultralife Corporation was ($451), or ($0.03) per share – basic and diluted, for the three-month period ended March 31, 2026, compared to $1,865, or $0.11 per share – basic and diluted, for the three-month period ended March 31, 2025.

Adjusted EBITDA, defined as net (loss) income attributable to Ultralife Corporation before net interest expense, (benefit) provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $3,209, or 6.8% of revenues, for the first quarter of 2026, compared to $5,448, or 10.7% of revenues, for the first quarter of 2025. See the section “Adjusted EBITDA” on page 20 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

We remain intently focused on improving manufacturing efficiencies at our Newark, NY facility, particularly as we ramp up production of new products, in order to increase the gross margin of Battery & Energy Products, and on driving Communications Systems orders. These improvements, along with execution and replenishment of our backlog, position Ultralife to restore profitability and generate incremental cash flow for 2026 to reduce debt, support strategic capital expenditures, continue our investment in new product development and maximize the value of our global brand.

Results of Operations

Three-Month Periods Ended March 31, 2026, and March 31, 2025

Revenues. Consolidated revenues for the three-month period ending March 31, 2026, were $47,445, a decrease of $3,301, or 6.5%, from $50,746 for the three-month period ended March 31, 2025. Overall, commercial sales decreased 5.5% and government/defense sales decreased 8.2%.

Battery & Energy Products revenues decreased $2,166, or 4.7%, from $46,321 for the three-month period ended March 31, 2025, to $44,155 for the three-month period ended March 31, 2026. The revenue decline was primarily attributable to a 5.5% decrease in commercial sales due to a 22.1% decrease in industrial and other commercial sales and a 5.9% decrease in oil & gas, offsetting a 5.9% increase in medical battery sales. The overall decline in commercial sales was in large part a result of lost production days due to the failure of the substation providing power to our Newark, NY facility and winter blizzards and a prolonged shutdown to conduct a comprehensive physical inventory at our Raynham, MA facility. Government/Defense sales declined 2.7% due to the shipment of a very large charger order for an allied country in the 2025 period.

Communications Systems sales decreased $1,135, or 25.7%, from $4,425 for the three-month period ended March 31, 2025, to $3,290 for the three-month period ended March 31, 2026. The decrease was primarily attributable to shipments in the prior year to a major international defense contractor and the timing of expected orders in the current period.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $37,335 for the quarter ended March 31, 2026, a decrease of $666, or 1.8%, from the $38,001 reported for the same three-month period a year ago. Cost of products sold as a percentage of total revenue increased from 74.9% for the three-month period ended March 31, 2025, to 78.7% for the three-month period ended March 31, 2026. Correspondingly, consolidated gross margin decreased from 25.1% for the three-month period ended March 31, 2025, to 21.3% for the three-month period ended March 31, 2026, primarily reflecting sales product mix impacting tariffs, higher utility costs and certain one-time events impacting production days and operating efficiencies.

For our Battery & Energy Products segment, gross profit for the first quarter of 2026 was $9,358, a decrease of $2,082 or 18.2% from gross profit of $11,440 for the first quarter of 2025. Battery & Energy Products’ gross margin of 21.2% decreased by 350-basis points from the 24.7% gross margin for the year-earlier period, primarily due to sales product mix impacting tariffs, higher utility costs and certain one-time events impacting production days and operating efficiencies.

For our Communications Systems segment, gross profit for the first quarter of 2026 was $752 or 22.9% of revenues, compared to gross profit of $1,305 or 29.5% of revenues for the first quarter of 2025. The 660-basis point decrease in gross margin was primarily due to unfavorable sales mix and the 25.7% revenue decline reducing factory volume.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2026, were $10,325, an increase of $979 or 10.5% from the $9,346 for the three-month period ended March 31, 2025. The increase is primarily attributable to a 23.2% increase in new product development costs related to continued investment in our product offerings and certain one-time, non-recurring expenses of $847 primarily related to consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities and litigation expenses incurred for our cyber-insurance claim. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 21.8% of revenue for the quarter ending March 31, 2026, compared to 18.4% of revenue for the quarter ended March 31, 2025. Amortization expense associated with intangible assets related to our acquisitions was $267 for the first quarter of 2026 ($262 in selling, general and administrative expenses and $5 in research and development costs), compared with $405 for the first quarter of 2025 ($376 in selling, general, and administrative expenses and $29 in research and development costs). The year-over-year decline in amortization expenses resulted from our decision in the 2025 fourth quarter to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, and the ensuing write-down of tradenames and trademarks associated with out sub-brands during that period. Research and development costs were $2,961 for the three-month period ended March 31, 2026, an increase of $557 or 23.2%, from $2,404 for the three-month period ended March 31, 2025. The increase is attributable to an increase in new product development costs related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Selling, general, and administrative expenses were $7,364 for the three-month period ended March 31, 2026, an increase of $422 or 6.1% from $6,942 for the first quarter of 2025. The period-over-period increase was primarily attributable to the inclusion of certain one-time, non-recurring expenses of $847 primarily related to consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities and litigation expenses incurred for our cyber-insurance claim.

Other Expense. Other expense totaled $448 for the three-month period ended March 31, 2026, compared to $953 for the three-month period ended March 31, 2025. Interest and financing expense decreased $164, or 15.9%, from $1,032 for the first quarter of 2025 to $868 for the comparable period in 2026 resulting from the financing of the Electrochem acquisition on October 31, 2024. Miscellaneous income amounted to $420 for the first quarter of 2026 compared to $79 for the first quarter of 2025, primarily attributable to refundable tax credits for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act which runs through 2032. The year-earlier period reflects interest income recognized on the Employee Retention Credit under the Coronavirus Aid, Relief and Economic Security Act filed on June 22nd, 2023, and approved for payment by the Internal Revenue Service on March 31, 2025. In addition, both periods reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended March 31, 2026, Ultralife recognized an income tax (benefit) provision of ($192), comprised of a current (benefit) provision of $136 expected to be paid on income primarily in foreign jurisdictions and a deferred tax (benefit) of $(328). This compares to a provision of $567 comprised of a current provision of $223 and a deferred tax provision of $344 for the three-month period ended March 31, 2025. Our effective tax rate was 29.0% for the first quarter of 2026 as compared to 23.2% for the first quarter of 2025, primarily attributable to the geographic mix of our operating results and other income recognized on the nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net (Loss) Income Attributable to Ultralife Corporation. Net (loss) income attributable to Ultralife Corporation was ($451), or ($0.03) per share – basic and diluted, for the three-month period ended March 31, 2026, compared to $1,865, or $0.11 per share – basic and diluted, for the three-month period ended March 31, 2025. Weighted average shares outstanding used to compute diluted earnings per share decreased from 16,679,758 for the first quarter of 2025 to 16,656,503 for the first quarter of 2026.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net (loss) income attributable to Ultralife Corporation before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net (loss) income attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

The term adjusted EBITDA is not defined under GAAP and is not a measure of operating (loss) income, operating performance or liquidity presented in accordance with GAAP. Our adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, adjusted EBITDA should not be considered in isolation or as a substitute for net income attributable to Ultralife Corporation or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to, the following:

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended
	March 31,	March 31,
	2026	2025

Net (loss) income attributable to Ultralife Corporation	$(451)	$1,865
Adjustments:
Interest expense	868	1,032
Income tax (benefit) provision	(192)	567
Depreciation expense	1,054	950
Amortization of intangible assets	267	405
Stock-based compensation expense	(1)	227
Severance costs for plant closure	-	150
Non-Recurring and acquisition costs	847	192
One-Time Events Impacting Production	817	-
Non-cash purchase accounting adjustments	-	60
Adjusted EBITDA	$3,209	$5,448

Liquidity and Capital Resources

As of March 31, 2026, cash totaled $8,890, as compared to $9,345 at December 31, 2025. The decrease largely reflects decreased revenue by our operations during the period, as well as a reduction in our outstanding debt.

For the three-month period ended March 31, 2026, cash generated from operations was $2,256, as compared to $3,368 generated for the three-month period ended March 31, 2025. For the 2026 period, cash generated from operations was comprised of net loss of $471 plus non-cash items totaling $1,058 for depreciation, amortization, stock-based compensation, and deferred taxes, as well as $1,669 attributable to working capital.

Cash used in investing activities for the three months ended March 31, 2026, was $770 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the three months ended March 31, 2026, was $2,063, representing a $2,063 reduction in our outstanding debt.

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

Commitments

As of March 31, 2026, the Company had $48,188 outstanding on the Term Loan and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with its debt covenants under the Revolving Credit Facility and Term Loan as of March 31, 2026.

As of March 31, 2026, we have made commitments to purchase approximately $545 of production machinery and equipment.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 to the consolidated financial statements in our 2025 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2026, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of March 31, 2026, because of the existing material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting. As a result of the material weakness identified, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The material weakness was not yet fully remediated as of March 31, 2026.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

A material weakness has been identified because remediation efforts initiated during the year ended December 31, 2025 relating to the material weakness identified during the year ended December 31, 2024 attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise had not been in place and adequately documented for a sufficient period of time to allow management to conclude that the related controls were operating effectively. In addition, information technology general controls (ITGC) were not operating effectively to ensure that (i) access to applications and data, including the ability to make changes, was appropriately restricted to authorized personnel, and (ii) the activities of individuals with such access were adequately monitored. As a result, business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

Remediation Efforts to Address Material Weakness

Over the course of 2025, management implemented a remediation plan designed to address the material weakness identified during the year ended December 31, 2024, attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise commensurate with the growth of the Company. The Company has significantly strengthened its finance and accounting team by adding a new oversight role and hiring additional highly experienced personnel including certified public accountants. The personnel actions taken include the naming of a Chief Accounting Officer with a backfill to the Corporate Controller role and filling the following positions:  Director – Internal Audit & SOX Compliance, Manager – Corporate Accounting, Manager – Corporate Reporting & Consolidations, Controller – Electrochem, and Senior Management Accountant – Electrochem.  Significant improvements in the design, execution and documentation of business process controls were implemented across our locations pursuant to our remediation plan during the second half of 2025 once the additional oversight was in place and additional personnel were hired; however, it was determined that certain business process controls were not in place and adequately documented for a sufficient period of time to allow management to conclude that the previously identified material weakness was fully remediated as of December 31, 2025.

During the first quarter of 2026 and through the date of this Quarterly Report on Form 10-Q, management continues to develop and is actively implementing corrective actions to remediate the identified ITGC deficiencies. The Company is conducting a comprehensive risk-based evaluation of user access to our key IT applications to ensure that access is appropriately administered. Access will be restricted to the extent possible, and monitoring or other mitigating controls will be implemented to address instances, if any, where system-level segregation may not be feasible. Steps have been taken to restrict certain user access and to evaluate activity logs through the period that such access was deemed to have not been appropriately restricted. Additionally, we are in the process of formalizing our user access reviews and requiring that they are performed on a more frequent and timely basis.

Remediation will be deemed complete once all corrective actions are fully implemented and in place for a sufficient period of time and further evaluation is performed, including testing, to conclude that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

Other than the remedial actions described above, there were no changes in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 8, 2026	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)