Form 10-Q
period 2026-06-30
ULTRALIFE CORP
filed 2026-08-07
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 16,663,269 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Six-Month Periods Ended June 30, 2026 and June 30, 2025	2

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2026 and June 30, 2025	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2026 and June 30, 2025	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 6.	Exhibits	30

	Signatures	31

PART I.     FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$6,663	$9,345
Trade accounts receivable, net of allowance for expected credit losses of $462 and $457, respectively	34,770	33,948
Inventories, net	58,745	54,008
Prepaid expenses and other current assets	6,980	8,500
Total current assets	107,158	105,801
Property, plant and equipment, net	39,514	40,397
Goodwill	45,369	45,376
Other intangible assets, net	10,386	10,933
Deferred income taxes, net	10,335	10,494
Other noncurrent assets	3,395	3,911
Total assets	$216,157	$216,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,601	$17,423
Current portion of long-term debt	1,750	4,125
Accrued compensation and related benefits	2,930	2,754
Accrued expenses and other current liabilities	10,074	13,031
Total current liabilities	37,355	37,333
Long-term debt, net	42,854	45,526
Deferred income taxes	934	1,000
Other noncurrent liabilities	2,413	2,919
Total liabilities	83,556	86,778

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,099,383 shares at June 30, 2026 and 21,092,617 shares at December 31, 2025; outstanding – 16,663,269 shares at June 30, 2026 and 16,656,503 shares at December 31, 2025	2,110	2,109
Capital in excess of par value	192,983	192,859
Accumulated deficit	(38,248)	(40,340)
Accumulated other comprehensive loss	(2,846)	(3,141)
Treasury stock - at cost; 4,436,114 shares at June 30, 2026 and 4,436,114 shares at December 31, 2025	(21,492)	(21,492)
Total Ultralife Corporation equity	132,507	129,995
Non-controlling interest	94	139
Total stockholders’ equity	132,601	130,134

Total liabilities and stockholders’ equity	$216,157	$216,912

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$47,943	$48,561	$95,388	$99,307
Cost of products sold	34,077	36,960	71,412	74,961
Gross profit	13,866	11,601	23,976	24,346

Operating expenses:
Research and development	3,225	2,318	6,186	4,722
Selling, general and administrative	7,204	7,027	14,568	13,969
Total operating expenses	10,429	9,345	20,754	18,691

Operating income	3,437	2,256	3,222	5,655

Other expense (income):
Interest and financing expense	839	992	1,707	2,024
Miscellaneous (income) expense	(388)	151	(808)	72
Total other expense	451	1,143	899	2,096

Income before income taxes	2,986	1,113	2,323	3,559
Income tax provision	468	243	276	810

Net income	2,518	870	2,047	2,749

Net (loss) income attributable to non-controlling interest	(25)	(9)	(45)	5

Net income attributable to Ultralife Corporation	2,543	879	2,092	2,744

Other comprehensive income:
Foreign currency translation adjustments	212	875	295	1,186

Comprehensive income attributable to Ultralife Corporation	$2,755	$1,754	$2,387	$3,930

Net income per share attributable to Ultralife common stockholders – basic	$.15	$.05	$.13	$.17

Net income per share attributable to Ultralife common stockholders – diluted	$.15	$.05	$.13	$.17

Weighted average shares outstanding – basic	16,659	16,635	16,658	16,634
Potential common shares	55	21	45	37
Weighted average shares outstanding - diluted	16,714	16,656	16,703	16,671

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six-month period ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES:
Net income	$2,047	$2,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,110	1,958
Amortization of intangible assets	535	815
Amortization of financing fees	132	133
Stock-based compensation	89	462
Deferred income taxes	93	609
Changes in operating assets and liabilities:
Accounts receivable	(839)	(2,702)
Inventories	(4,732)	1,102
Prepaid expenses and other assets	2,124	4,577
Accounts payable and other liabilities	1,885	(400)
Net cash provided by operating activities	3,444	9,303

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,223)	(1,995)
Net cash used in investing activities	(1,223)	(1,995)

FINANCING ACTIVITIES:
Payments on credit facilities	(5,125)	(3,375)
Debt issuance costs	-	(24)
Proceeds from exercise of stock options	36	61
Net cash used in financing activities	(5,089)	(3,338)

Effect of exchange rate changes on cash	186	117

(DECREASE) INCREASE IN CASH	(2,682)	4,087

Cash, Beginning of period	9,345	6,854
Cash, End of period	$6,663	$10,941

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income					2,744		5	2,749
Stock option exercises	9,367	1	60					61
Stock-based compensation – stock options			378					378
Stock-based compensation - restricted stock			84					84
Foreign currency translation adjustments				1,186				1,186
Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645

Balance – December 31, 2025	21,092,617	$2,109	$192,859	$(3,141)	$(40,340)	$(21,492)	$139	$130,134
Net income (loss)					2,092		(45)	2,047
Stock option exercises	6,766	1	35					36
Stock-based compensation – stock options			155					155
Stock-based compensation - restricted stock			(66)					(66)
Foreign currency translation adjustments				295				295
Balance – June 30, 2026	21,099,383	$2,110	$192,983	$(2,846)	$(38,248)	$(21,492)	$94	$132,601

Balance – March 31, 2025	21,069,079	$2,107	$192,055	$(3,695)	$(32,577)	$(21,492)	$206	$136,604
Net income (loss)					879		(9)	870
Stock option exercises	9,367	1	60					61
Stock-based compensation – stock options			190					190
Stock-based compensation - restricted stock			45					45
Foreign currency translation adjustments				875				875
Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645

Balance – March 31, 2026	21,092,617	$2,109	$192,858	$(3,058)	$(40,791)	$(21,492)	$119	$129,745
Net income (loss)					2,543		(25)	2,518
Stock option exercises	6,766	1	35					36
Stock-based compensation – stock options			77					77
Stock-based compensation - restricted stock			13					13
Foreign currency translation adjustments				212				212
Balance – June 30, 2026	21,099,383	$2,110	$192,983	$(2,846)	$(38,248)	$(21,492)	$94	$132,601

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

Recent Business Developments

In connection with the importation of certain raw materials and components used in the manufacture of its products, the Company previously paid tariffs imposed pursuant to the International Emergency Economic Powers Act ("IEEPA"). Such tariff costs were included in inventory and recognized in cost of products sold as the related inventory was sold.

During the second quarter of 2026, the Company received cash refunds of previously paid IEEPA tariffs following legal developments related to the validity of certain IEEPA tariffs and the implementation of refund procedures by U.S. Customs and Border Protection. The Company accounts for IEEPA tariff refunds as gain contingencies and recognizes such amounts only when the related contingencies have been resolved and the amounts are realized or realizable. Accordingly, during the three- and six-month periods ended June 30, 2026, the Company recognized a net refund of $1,102 as a reduction of cost of products sold, representing the recovery of tariff costs previously recognized in earnings. The tariff costs related to the refund recognized as a reduction of cost of products sold were not charged to customers and therefore not payable to customers. Additional refunds received related to tariff costs capitalized in inventory on hand at June 30, 2026 were recorded as a reduction of inventory and will be recognized in cost of products sold as the related inventory is sold in future periods. The refund was received in cash during the quarter.

The Company continues to evaluate potential claims for additional IEEPA tariff refunds. Additional recoveries remain subject to governmental review, claim validation, administrative processing and ongoing legal proceedings. Accordingly, as of June 30, 2026, the Company had not recorded a receivable or recognized any amounts related to potential future IEEPA tariff recoveries as realization of such amounts is not considered sufficiently probable at this time.

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

As of June 30, 2026, the Company had $45,125 outstanding principal on the Term Loan, $1,750 of which is included in current portion of long-term debt on the consolidated balance sheets, and no amounts outstanding on the Revolving Credit Facility. As of June 30, 2026, unamortized debt issuance costs associated with the Term Loan of $521 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $360 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of June 30, 2026.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the New Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated senior leverage ratio in effect from time to time. Our borrowing rate was 6.11% as of June 30, 2026.

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

Future minimum principal repayment obligations on our New Credit Agreement as of June 30, 2026 are as follows:

2026	$-
2027	4,500
2028	5,500
2029	35,125
Total	$45,125

3.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Ultralife by the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities when the average market price exceeds the exercise price of the securities, if any, and is calculated using the treasury stock method.

For the three-month period ended June 30, 2026, there were 295,455 outstanding stock options and 19,543 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 55,268 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended June 30, 2025, there were 214,971 outstanding stock options and 35,486 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 21,856 potential common shares included in the calculation of diluted EPS.

There were 649,990 outstanding stock options for the three-month period ended June 30, 2026, and 783,093 outstanding stock options for the comparable three-month period ended June 30, 2025, that were not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the six-month period ended June 30, 2026, there were 203,705 outstanding stock options and 19,543 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 44,992 potential common shares included in the calculation of diluted EPS. For the comparable six-month period ended June 30, 2025, there were 214,971 outstanding stock options and 35,486 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 37,237 potential common shares included in the calculation of diluted EPS.

There were 741,740 and 783,093 outstanding stock options for the six-month periods ended June 30, 2026 and 2025, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at June 30, 2026, and December 31, 2025. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	June 30,	December 31,
	2026	2025
Raw materials	$46,516	$42,150
Work in process	6,010	4,045
Finished goods	6,219	7,813
Total	$58,745	$54,008

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Land	$4,693	$4,693
Buildings and leasehold improvements	30,878	30,179
Machinery and equipment	65,383	63,556
Furniture and fixtures	3,240	3,195
Computer hardware and software	9,413	8,164
Construction in process	762	3,129
	114,369	112,916
Less: Accumulated depreciation	(74,855)	(72,519)
Property, plant and equipment, net	$39,514	$40,397

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Depreciation expense	$1,056	$1,008	$2,110	$1,958

Goodwill

The following table summarizes the goodwill activity by segment for the six-month period ended June 30, 2026:

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2025	$33,883	$11,493	$45,376
Effect of foreign currency translation	(7)	-	(7)
Balance – June 30, 2026	$33,876	$11,493	$45,369

Other Intangible Assets, Net

The composition of other intangible assets was:

	at June 30, 2026
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,291	$8,809	$9,482
Patents and technology	5,746	5,637	109
Other	1,500	705	795
Total other intangible assets	$25,537	$15,151	$10,386

	at December 31, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,333	$8,360	$9,973
Patents and technology	5,762	5,635	127
Other	1,500	667	833
Total other intangible assets	$25,595	$14,662	$10,933

The change in the cost of total intangible assets from December 31, 2025, to June 30, 2026, is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Amortization included in:
Selling, general and administrative	$263	$378	$525	$754
Research and development	5	32	10	61
Total amortization expense	$268	$410	$535	$815

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Stock options	$77	$190	$155	$378
Restricted stock	13	45	(66)	84
Total	$90	$235	$89	$462

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 30, 2026, there was $232 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes stock option activity for the six-month period ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	967,351	$6.95
Granted	5,000	$5.92
Exercised	(6,766)	$5.27
Forfeited or expired	(20,140)	$7.19
Outstanding at June 30, 2026	945,445	$6.96	3.30	$199
Vested and expected to vest at June 30, 2026	892,666	$6.92	3.19	$198
Exercisable at June 30, 2026	726,427	$6.78	2.73	$197

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 30, 2026, and June 30, 2025, was $36 and $61, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2026, and June 30, 2025, was $36 and $61, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at June 30, 2026, and 2025, respectively, was $59 and $171.

6.	INCOME TAXES

Our effective tax rate for the six-month periods ended June 30, 2026, and 2025 was 11.9% and 22.8%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and other income recognized on nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the three-month and six-month periods ended June 30, 2026.

As of December 31, 2025, our federal net operating loss (“NOL”) carryforwards, state net operating loss carryforwards, and federal general business tax credit carryforwards were $8,800, $5,100 and $3,400, respectively. Our domestic net operating loss carryforwards begin to expire in 2031. Our federal general business tax credit carryforwards begin to expire in 2028. As of June 30, 2026, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of June 30, 2026, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of June 30, 2026, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of June 30, 2026, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at June 30, 2026, and December 31, 2025.

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

The Company has operating leases predominantly for operating facilities. As of June 30, 2026, the remaining lease terms on our operating leases range from approximately one (1) year to six (6) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-months ended		Six-months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$284	$291	$566	$591
Variable lease cost	40	22	61	46
Total lease cost	$324	$313	$627	$637

Supplemental cash flow information related to leases was as follows:

	Six-month period ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$514	$617
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,883	$3,344

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$912	$976
Operating lease liability, net of current portion	Other noncurrent liabilities	1,994	2,357
Total operating lease liability		$2,906	$3,333

Weighted-average remaining lease term (years)		3.7	4.1

Weighted-average discount rate		7.2%	7.1%

Future minimum lease payments as of June 30, 2026, are as follows:

Maturity of operating lease liabilities
2026	$475
2027	948
2028	937
2029	580
2030	151
Thereafter	189
Total lease payments	3,280
Less: Imputed interest	(374)
Present value of remaining lease payments	$2,906

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2026, we have made commitments to purchase approximately $301 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the first six months of 2026 and 2025 were as follows:

	Six-month period ended June 30,
	2026	2025
Accrued warranty obligations – beginning	$1,126	$887
Accruals for warranties issued	164	251
Settlements made	(51)	(173)
Accrued warranty obligations – ending	$1,239	$965

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets. For the three-month and six-month periods ended June 30, 2026, revenue recognized on extended warranties was $75 and $149, respectively.

As of June 30, 2026, there was deferred revenue on extended warranty contracts of $706, comprised of $298expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $408 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

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

As of June 30, 2026, and December 31, 2025, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The primary financial measures used by the CODM to monitor and evaluate resource allocation and the performance of the operating segments is segment contribution, as defined by gross profit less direct selling, general and administrative (“SG&A”) and research and development expenses. This metric is used as a consistent benchmark for comparison across reporting periods.

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

The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Three-month period ended June 30, 2026:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$44,189	$3,754	$-	$47,943
Cost of products sold	(31,686)	(2,391)	-	(34,077)
Gross profit	12,503	1,363	-	13,866
Direct SG&A expenses	(4,387)	(318)	-	(4,705)
Research and development	(2,303)	(922)	-	(3,225)
Segment contribution	5,813	123	-	5,936
Corporate G&A expenses			(2,499)	(2,499)
Operating income				3,437
Other expenses, net			(451)	(451)
Income tax provision			(468)	(468)
Non-controlling interest			25	25
Net income attributable to Ultralife Corporation				$2,543

Total assets	$169,060	$26,969	$20,128	$216,157
Depreciation and amortization of intangible assets	$1,161	$49	$114	$1,324

Three-month period ended June 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$45,867	$2,694	$-	$48,561
Cost of products sold	(35,032)	(1,928)	-	(36,960)
Gross profit	10,835	766	-	11,601
Direct SG&A expenses	(4,024)	(384)	-	(4,408)
Research and development	(1,494)	(824)	-	(2,318)
Segment contribution	5,317	(442)	-	4,875
Corporate G&A expenses			(2,619)	(2,619)
Operating income				2,256
Other expenses, net			(1,143)	(1,143)
Income tax provision			(243)	(243)
Non-controlling interest			9	9
Net income attributable to Ultralife Corporation				$879

Total assets	$170,705	$28,330	$21,926	$220,961
Depreciation and amortization of intangible assets	$1,321	$58	$39	$1,418

Six-month period ended June 30, 2026:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$88,344	$7,044	$-	$95,388
Cost of products sold	(66,483)	(4,929)	-	(71,412)
Gross profit	21,861	2,115	-	23,976
Direct SG&A expenses	(8,468)	(697)	-	(9,165)
Research and development	(4,525)	(1,661)	-	(6,186)
Segment contribution	8,868	(243)	-	8,625
Corporate G&A expenses			(5,403)	(5,403)
Operating income				3,222
Other expenses, net			(899)	(899)
Income tax provision			(276)	(276)
Non-controlling interest			45	45
Net income attributable to Ultralife Corporation				$2,092

Total assets	$169,060	$26,969	$20,128	$216,157
Depreciation and amortization of intangible assets	$2,383	$106	$156	$2,645

Six-month period ended June 30, 2025:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenues	$92,188	$7,119	$-	$99,307
Cost of products sold	(69,913)	(5,048)	-	(74,961)
Gross profit	22,275	2,071	-	24,346
Direct SG&A expenses	(7,889)	(750)	-	(8,639)
Research and development	(3,085)	(1,637)	-	(4,722)
Segment contribution	11,301	(316)	-	10,985
Corporate G&A expenses			(5,330)	(5,330)
Operating income				5,655
Other expenses, net			(2,096)	(2,096)
Income tax provision			(810)	(810)
Non-controlling interest			(5)	(5)
Net income attributable to Ultralife Corporation				$2,744

Total assets	$170,705	$28,330	$21,926	$220,961
Depreciation and amortization of intangible assets	$2,586	$116	$71	$2,773

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended June 30, 2026:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$44,189	$29,860	$14,329
Communications Systems	3,754	-	3,754
Total	$47,943	$29,860	$18,083
		62%	38%

Three-month period ended June 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$45,867	$31,333	$14,534
Communications Systems	2,694	-	2,694
Total	$48,561	$31,333	$17,228
		65%	35%

Six-month period ended June 30, 2026:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$88,344	$60,361	$27,983
Communications Systems	7,044	-	7,044
Total	$95,388	$60,361	$35,027
		63%	37%

Six-month period ended June 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$92,188	$63,620	$28,568
Communications Systems	7,119	-	7,119
Total	$99,307	$63,620	$35,687
		64%	36%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended June 30, 2026:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$44,189	$26,057	$18,132
Communications Systems	3,754	2,597	1,157
Total	$47,943	$28,654	$19,289
		60%	40%

Three-month period ended June 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$45,867	$33,300	$12,567
Communications Systems	2,694	2,064	630
Total	$48,561	$35,364	$13,197
		73%	27%

Six-month period ended June 30, 2026:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$88,344	$55,001	$33,343
Communications Systems	7,044	4,904	2,140
Total	$95,388	$59,905	$35,483
		63%	37%

Six-month period ended June 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$92,188	$68,482	$23,706
Communications Systems	7,119	6,351	768
Total	$99,307	$74,833	$24,474
		75%	25%

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and foreign defense departments. Historically, we utilized the following brands, tradenames and trademarks (“sub-brands”) to promote our products in the markets we serve:  Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SMART CIRCUIT®, SMARTCIRCUIT®, SMART CIRCUIT & design®, SODIUMPOWER®, SODIUMPOWER (design)®, WE. ARE. POWER®, AMTI®, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™, McDowell Research®, SWE DRILL-DATA®, SWE SEASAFE (& DESIGN)®, SWE SEASAFE DIRECT®, SWE SOUTHWEST ELECTRONIC ENERGY CORP®, SWE Southwest Electronic Energy Group®, Excell Battery Group™ and Criterion Gauge™, POW-R BMS®, POW-R TOTE® and Electrochem®. As explained below, our rebranding initiative will eliminate or de-emphasize our reference to the sub-brands going forward. We have sales, operations and product development facilities in North America, Europe and Asia.

As part of our strategic evolution, in October 2025, Ultralife decided to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. This move reflects our commitment to clarity, consistency and amplified brand equity across all markets. By streamlining our global identity, we aim to strengthen customer recognition, enhance operational efficiency and better align to our customers’ needs with a singular, powerful brand narrative. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be emphasized. The Electrochem brand will remain, but as a product brand on select primary cells. We believe this transformation will position Ultralife for ongoing growth and stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative had a non-cash impact of $12,181 to reduce the value of our tradename and trademark intangible assets recorded during our 2025 fourth quarter.

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

Overview

Consolidated revenues of $47,943 for the three-month period ended June 30, 2026, decreased by $618 or 1.3%, from $48,561 for the three-month period ended June 30, 2025, reflecting a 4.7% decline in commercial sales partially offset by a 5.0% increase in government/defense sales.

Gross profit was $13,866, or 28.9% of revenue, for the three-month period ended June 30, 2026, compared to $11,601, or 23.9% of revenue, for the same quarter a year ago. The 500-basis point increase primarily resulted from favorable sales product mix and the net refund of IEEPA tariffs which had been recognized as net costs in previous periods.

Operating expenses were $10,429 for the three-month period ending June 30, 2026, compared to $9,345 for the three-month period ended June 30, 2025, reflecting an increase in new product development costs related to continued investment in our product offering and certain one-time, non-recurring costs which amounted to $884 for the current period which represents a $558 increase over the non-recurring costs incurred in the prior year. Operating expenses for the 2026 period were 21.8% of revenue compared to 19.2% of revenue for the year-earlier period.

Operating income for the three-month period ended June 30, 2026, was $3,437, or 7.2% of revenues, compared to $2,256, or 4.6% of revenues, for the year-earlier period. The increase in operating income primarily resulted from the favorable product mix for our Battery & Energy Products and Communications Systems segments and the net refund of IEEPA tariffs previously paid and recognized as costs in prior periods, partially offset by an increase in one-time, non-recurring costs.

Other expense for the second quarter of 2026 was $451 compared to $1,143 for the year-earlier quarter. The decrease for the 2026 period primarily reflects lower interest expense for the financing of our Electrochem acquisition with the continued paydown of the related term loan, the current period estimated portion of a refundable tax credit for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Tax Credit, established by the Inflation Reduction Act and running through 2032, and more favorable foreign currency rates in the current period.

Net income attributable to Ultralife Corporation was $2,543, or $0.15 per share – basic and diluted, for the three-month period ended June 30, 2026, compared to $879, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2025.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $6,148, or 12.8% of revenues, for the second quarter of 2026, compared to $4,113, or 8.5% of revenues, for the second quarter of 2025. See the section “Adjusted EBITDA” on page 26 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

We remain intently focused on converting our long-term new product development efforts into revenue, maintaining a strong focus on operational efficiency initiatives to improve our gross margins and advancing vertical integration in the oil & gas segment. We believe these improvements, along with execution and replenishment of our backlog, position Ultralife to deliver sustainable profitable growth generating incremental cash flow for 2026 to further reduce debt, support strategic capital expenditures, continue our investment in new product development and maximize the value of our global brand.

Results of Operations

Three-Month Periods Ended June 30, 2026, and June 30, 2025

Revenues. Consolidated revenues for the three-month period ending June 30, 2026, were $47,943, a decrease of $618, or 1.3%, from $48,561 for the three-month period ended June 30, 2025. Overall, commercial sales decreased 4.7% and government/defense sales increased 5.0%.

Battery & Energy Products revenues decreased $1,678, or 3.7%, from $45,867 for the three-month period ended June 30, 2025, to $44,189 for the three-month period ended June 30, 2026. The revenue decline was primarily attributable to a 4.7% decrease in commercial sales due to an 8.7% decrease in oil & gas and industrial sales, offsetting a 7.2% increase in medical battery sales, and a 1.4% decline in government/defense sales due to the shipment of a very large order for an allied country last year.

Communications Systems sales increased $1,060, or 39.3%, from $2,694 for the three-month period ended June 30, 2025, to $3,754 for the three-month period ended June 30, 2026, due primarily to the timing of orders.

Our total backlog, which consists of unfilled orders or contracts for shipments in future periods, exiting the second quarter of 2026 was $117.5 million, the highest level in the Company’s history, compared to $115.1 million exiting the first quarter of 2026 and $84.5 million exiting the second quarter of 2025.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $34,077 for the quarter ended June 30, 2026, a decrease of $2,883, or 7.8%, from the $36,960 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.1% for the three-month period ended June 30, 2025, to 71.1% for the three-month period ended June 30, 2026. Correspondingly, consolidated gross margin increased from 23.9% for the three-month period ended June 30, 2025, to 28.9% for the three-month period ended June 30, 2026, primarily reflecting favorable sales product mix for both our Battery & Energy Products and Communications Systems segments and the net refund of IEEPA tariffs which had been recognized as net costs in previous periods. The net IEEPA refund in the second quarter of 2026 was $1,102, accounting for 230 basis point of gross margin for that period.

For our Battery & Energy Products segment, gross profit for the second quarter of 2026 was $12,503, an increase of $1,668 or 15.4% from gross profit of $10,835 for the second quarter of 2025. Battery & Energy Products’ gross margin of 28.3% increased by 470-basis points from the 23.6% gross margin for the year-earlier period, primarily due to sales mix and the net refund of IEEPA tariffs. The net refund accounted for 250 basis points of the year-over-year increase in gross margin.

For our Communications Systems segment, gross profit for the second quarter of 2026 was $1,363 or 36.3% of revenues, compared to gross profit of $766 or 28.4% of revenues for the second quarter of 2025. The 790-basis point increase in gross margin was primarily due to favorable sales mix.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2026, were $10,429, an increase of $1,084 or 11.6% from the $9,345 for the three-month period ended June 30, 2025. The increase is primarily attributable to a 39.1% increase in new product development costs related to continued investment in our product offerings and the completion of certain one-time, non-recurring expenses of $884 primarily related to litigation expenses incurred for our cyber-insurance claim and certain consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities. Non-recurring costs reported for the 2025 second quarter were $326 primarily representing litigation expenses for our cyber insurance claim and acquisition transition costs. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses were 21.8% of revenue for the quarter ending June 30, 2026, compared to 19.2% of revenue for the quarter ended June 30, 2025. Amortization expense associated with intangible assets related to our acquisitions was $268 for the second quarter of 2026 ($263 in selling, general and administrative expenses and $5 in research and development costs), compared with $410 for the second quarter of 2025 ($378 in selling, general, and administrative expenses and $32 in research and development costs). The year-over-year decline in amortization expenses resulted from our decision in the 2025 fourth quarter to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, and the ensuing write-down of tradenames and trademarks associated with our sub-brands during that period. Research and development costs were $3,225 for the three-month period ended June 30, 2026, an increase of $907 or 39.1%, from $2,318 for the three-month period ended June 30, 2025. The increase is attributable to an increase in new product development costs related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Selling, general, and administrative expenses were $7,204 for the three-month period ended June 30, 2026, an increase of $177 or 2.5% from $7,027 for the second quarter of 2025. The period-over-period increase was primarily attributable to the inclusion of certain one-time, non-recurring expenses of $884 primarily related to litigation expenses incurred for our cyber-insurance claim and the completion of consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities.

Other Expense. Other expense totaled $451 for the three-month period ended June 30, 2026, compared to $1,143 for the three-month period ended June 30, 2025. Interest and financing expense decreased $153, or 15.4%, from $992 for the second quarter of 2025 to $839 for the comparable period in 2026 resulting from the continued paydown of the term loan financing of the Electrochem acquisition on October 31, 2024. Miscellaneous (income) expense amounted to ($388) for the second quarter of 2026 compared to $151 for the second quarter of 2025, primarily attributable to refundable tax credits for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act which runs through 2032. In addition, both periods reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended June 30, 2026, Ultralife recognized an income tax provision of $468, comprised of a current tax provision of $47 and a deferred tax provision of $421 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a tax provision of $243 comprised of a current tax benefit of $22 and a deferred tax provision of $265 for the three-month period ended June 30, 2025.  Our effective tax rate was 15.7% for the second quarter of 2026 as compared to 21.8% for the second quarter of 2025, primarily attributable to the geographic mix of our operating results and other income recognized on the nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife Corporation. Net income attributable to Ultralife Corporation was $2,543, or $0.15 per share – basic and diluted, for the three-month period ended June 30, 2026, compared to $879, or $0.05 per share – basic and diluted, for the three-month period ended June 30, 2025.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,656,408 for the second quarter of 2025 to 16,714,196 for the second quarter of 2026. The increase is attributable to stock option exercises since the second quarter. Dilutive shares of 55,268 were added to basic weighted average shares for the 2026 period compared to 21,856 for the 2025 period.

Six-Month Periods Ended June 30, 2026, and June 30, 2025

Revenues. Consolidated revenues for the six-month period ended June 30, 2026, were $95,388, a decrease of $3,919 or 3.9%, from $99,307 for the six-month period ended June 30, 2025. Overall, commercial sales decreased $3,259 or 5.1% and government/defense sales decreased $660 or 1.8%.

Battery & Energy Products revenues decreased $3,844, or 4.2%, from $92,188 for the six-month period ended June 30, 2025, to $88,344 for the six-month period ended June 30, 2026. The decrease is primarily attributable to a $3,259 or 5.1% decline in commercial sales and a $585 or a 2.0% decline in government/defense sales. The decrease in commercial sales was driven by a $2,265 or 12.7% decline in industrial sales and a $2,049 or 6.9% decline in oil & gas sales, partially offset by a $1,055 or 6.5% increase in medical battery sales. The overall decline in commercial sales was in large part a result of lost production days due to the failure of the substation providing power to our Newark, NY facility and winter blizzards and a prolonged shutdown to conduct a comprehensive physical inventory at our Raynham, MA facility during the first quarter of 2026. The government/defense sales decline was due to the shipment of a very large charger order for an allied country in the 2025 period.

Communications Systems revenues decreased $75 or 1.1%, from $7,119 for the six-month period ended June 30, 2025, to $7,044 for the six-month period ended June 30, 2026. The decrease was primarily attributable to shipments in the prior year to a major international defense contractor and the timing of expected orders in the current period.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $71,412 for the six-month period ended June 30, 2026, a decrease of $3,549, or 4.7%, from the $74,961 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 75.5% for the six-month period ended June 30, 2025, to 74.9% for the six-month period ended June 30, 2026. Correspondingly, consolidated gross margin increased from 24.5% for the six-month period ended June 30, 2025, to 25.1% for the six-month period ended June 30, 2026, reflecting the net refund of IEEPA tariffs of $1,102 in the second quarter which had been recognized as net costs in previous periods.

For our Battery & Energy Products segment, gross profit for the 2026 period was $21,861, a decrease of $414 or 1.9% from gross profit of $22,275 for the 2025 period. Battery & Energy Products’ gross margin of 24.7% increased by 50-basis points from the 24.2% gross margin for the year-earlier period, primarily due to sales mix and the net refund of IEEPA tariffs.

For our Communications Systems segment, gross profit for the 2026 period was $2,115 or 30.0% of revenues, compared to gross profit of $2,071 or 29.1% of revenues for the 2025 period. The 90-basis point increase in gross margin was primarily due to favorable sales mix.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2026, were $20,754, an increase of $2,063 or 11.0% from the $18,691 for the six-month period ended June 30, 2025. The increase is primarily attributable to a 31.0% increase in new product development costs related to continued investment in our product offerings and the completion of certain one-time, non-recurring expenses of $1,731, compared to $518 for the year-earlier quarter, primarily related to litigation expenses incurred for our cyber-insurance claim and certain consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities.  Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.8% for the six-month period ended June 30, 2026, compared to 18.8% for the six-month period ended June 30, 2025. Amortization expense associated with intangible assets related to our acquisitions was $535 for the first six months of 2026 ($525 in selling, general and administrative expenses and $10 in research and development costs), compared with $815 for the first six months of 2025 ($754 in selling, general, and administrative expenses and $61 in research and development costs). The year-over-year decline in amortization expenses resulted from our decision in the 2025 fourth quarter to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, and the ensuing write-down of tradenames and trademarks associated with out sub-brands during that period. Research and development costs were $6,186 for the six-month period ended June 30, 2026, an increase of $1,464 or 31.0%, from $4,722 for the six months ended June 30, 2025. Selling, general, and administrative expenses increased $599, or 4.3%, from $13,969 for the first six months of 2025 to $14,568 for the first six months of 2026. The period-over-period increase was primarily attributable to the inclusion of certain one-time, non-recurring expenses primarily related to litigation expenses incurred for our cyber-insurance claim and the completion of consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities.

Other Expense. Other expense totaled $899 for the six-month period ended June 30, 2026, compared to $2,096 for the six-month period ended June 30, 2025. Interest and financing expense decreased $317, or 15.7%, from $2,024 for the first half of 2025 to $1,707 for the comparable period in 2026 resulting from the continued paydown of the term loan financing of the Electrochem acquisition on October 31, 2024. Miscellaneous (income) expense amounted to ($808) for the first half of 2026 compared to $72 for the first half of 2025, primarily attributable to refundable tax credits for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act which runs through 2032. In addition, both periods reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2026 six-month period was $276 compared to $810 for the 2025 six-month period. Our effective tax rate decreased to 11.9% from 22.8% for the 2025 period, primarily attributable to the geographic mix of our operating results and other income recognized on the nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit. The income tax provision for the first six months of 2026 is comprised of a $183 current tax provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $93 deferred tax provision which primarily represents non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2025 period, the income tax provision was comprised of a $201 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $609 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,092, or $0.13 per share – basic and diluted for the six-month period ended June 30, 2026, compared to $2,744, or $0.17 per share – basic and diluted, for the six-month period ended June 30, 2025.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,671,000 for the first six months of 2025 to 16,702,714 for the first six months of 2026. The increase is attributable to stock option exercises since the second quarter of 2025, a slight increase in the average stock price used to compute diluted shares from $6.36 for the six-month period ended June 30, 2025, to $6.43 for the six-month period ended June 30, 2026. Accordingly diluted shares of 44,992 were added to basic weighted average shares in 2026 compared to 37,237 in 2025.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net income (loss) attributable to Ultralife Corporation before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. Adjusted EBITDA should not be considered in isolation, as a substitute for, or superior to net income, operating income, cash flows from operating activities or any other measure of financial performance prepared in accordance with GAAP. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net income (loss) attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net income attributable to Ultralife Corporation	$2,543	$879	$2,092	$2,744
Adjustments:
Interest expense	839	992	1,707	2,024
Income tax provision	468	243	276	810
Depreciation expense	1,056	1,008	2,110	1,958
Amortization expense	268	410	535	815
Stock-based compensation expense	90	235	89	462
Other non-recurring costs	884	326	1,731	518
One-Time events impacting production	-	-	817	-
Severance cost for plant closure	-	-	-	150
Non-cash purchase accounting adjustments	-	20	-	80
Adjusted EBITDA	$6,148	$4,113	$9,357	$9,561

Liquidity and Capital Resources

As of June 30, 2026, cash totaled $6,663, as compared to $9,345 at December 31, 2025. The decrease in cash was largely attributable to payments totaling $5,125 against the outstanding principal on our Term Loan during the first half of 2026.

For the six-month period ended June 30, 2026, cash generated from operations was $3,444, as compared to $9,303 generated for the six-month period ended June 30, 2025. For the 2026 period, cash generated from operations was comprised of net income of $2,047 plus non-cash items totaling $2,959 for depreciation, amortization, stock-based compensation, and deferred taxes, offset by decrease of $1,562 attributable to working capital.

Cash used in investing activities for the six months ended June 30, 2026, was $1,223 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash used in financing activities for the six months ended June 30, 2026, was $5,089, representing a $5,125 reduction in our outstanding debt partially offset by $36 of cash generated from employee stock option exercise proceeds during the period.

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

Commitments

As of June 30, 2026, the Company had $45,125 outstanding on the Term Loan and no amounts outstanding on the Revolving Credit Facility. The Company was in full compliance with its debt covenants under the Revolving Credit Facility and Term Loan as of June 30, 2026.

As of June 30, 2026, we have made commitments to purchase approximately $301 of production machinery and equipment.

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

During the first six months of 2026, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of June 30, 2026, because of the existing material weakness in our internal control over financial reporting as described below.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting. As a result of the material weakness identified, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The material weakness was not yet fully remediated as of June 30, 2026.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

A material weakness has been identified because remediation efforts initiated during the year ended December 31, 2025, relating to the material weakness identified during the year ended December 31, 2024, attributable to the need for additional personnel to provide a full complement of accounting and reporting expertise had not been in place and adequately documented for a sufficient period of time to allow management to conclude that the related controls were operating effectively. In addition, information technology general controls (ITGC) were not operating effectively to ensure that (i) access to applications and data, including the ability to make changes, was appropriately restricted to authorized personnel, and (ii) the activities of individuals with such access were adequately monitored. As a result, business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

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

During the first half of 2026 and through the date of this Quarterly Report on Form 10-Q, management continues to develop and is actively implementing corrective actions to remediate the identified ITGC deficiencies. The Company is conducting a comprehensive risk-based evaluation of user access to our key IT applications to ensure that access is appropriately administered. Access will be restricted to the extent possible, and monitoring or other mitigating controls will be implemented to address instances, if any, where system-level segregation may not be feasible. Steps have been taken to restrict certain user access and to evaluate activity logs through the period that such access was deemed to have not been appropriately restricted. Additionally, we are in the process of formalizing our user access reviews and requiring that they are performed on a more frequent and timely basis.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: August 7, 2026	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)