Form 10-Q
period 2026-09-30
ULTRALIFE CORP
filed 2026-11-05
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 16,668,049 shares of common stock outstanding.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2026 and September 30, 2025	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2026 and September 30, 2025	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2026 and September 30, 2025	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 6.	Exhibits	34

	Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands except share amounts) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$8,628	$9,345
Trade accounts receivable, net of allowance for expected credit losses of $466 and $457, respectively	35,790	33,948
Inventories, net	62,314	54,008
Prepaid expenses and other current assets	9,914	8,500
Total current assets	116,646	105,801
Property, plant and equipment, net	39,011	40,397
Goodwill	45,403	45,376
Other intangible assets, net	10,121	10,933
Deferred income taxes, net	10,029	10,494
Other noncurrent assets	3,193	3,911
Total assets	$224,403	$216,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,581	$17,423
Current portion of long-term debt	3,125	4,125
Accrued compensation and related benefits	2,941	2,754
Accrued expenses and other current liabilities	13,673	13,031
Total current liabilities	39,320	37,333
Long-term debt, net	47,393	45,526
Deferred income taxes	897	1,000
Other noncurrent liabilities	2,156	2,919
Total liabilities	89,766	86,778

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 21,100,426 shares at September 30, 2026 and 21,092,617 shares at December 31, 2025; outstanding – 16,664,312 shares at September 30, 2026 and 16,656,503 shares at December 31, 2025	2,110	2,109
Capital in excess of par value	193,081	192,859
Accumulated deficit	(35,880)	(40,340)
Accumulated other comprehensive loss	(3,291)	(3,141)
Treasury stock - at cost; 4,436,114 shares at September 30, 2026 and 4,436,114 shares at December 31, 2025	(21,492)	(21,492)
Total Ultralife Corporation equity	134,528	129,995
Non-controlling interest	109	139
Total stockholders’ equity	134,637	130,134

Total liabilities and stockholders’ equity	$224,403	$216,912

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(Unaudited)

	Three-month period ended		Nine-month period ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$48,271	$43,371	$143,659	$142,678
Cost of products sold	34,978	33,752	106,390	108,713
Gross profit	13,293	9,619	37,269	33,965

Operating expenses:
Research and development	3,189	2,855	9,375	7,577
Selling, general and administrative	6,918	7,715	21,486	21,684
Total operating expenses	10,107	10,570	30,861	29,261

Operating income (loss)	3,186	(951)	6,408	4,704

Other expense (income):
Interest and financing expense	921	992	2,628	3,016
Miscellaneous (income) expense	(480)	(192)	(1,288)	(120)
Total other expense	441	800	1,340	2,896

Income (loss) before income taxes	2,745	(1,751)	5,068	1,808
Income tax provision (benefit)	362	(504)	638	306

Net income (loss)	2,383	(1,247)	4,430	1,502

Net income (loss) attributable to non-controlling interest	15	(27)	(30)	(22)

Net income (loss) attributable to Ultralife Corporation	$2,368	$(1,220)	$4,460	$1,524

Other comprehensive (loss) income:
Foreign currency translation adjustments	(445)	(238)	(150)	948
Comprehensive income (loss) attributable to Ultralife Corporation	$1,923	$(1,458)	$4,310	$2,472

Net income (loss) per share attributable to Ultralife common stockholders – basic	$.14	$(.07)	$.27	$.09

Net income (loss) per share attributable to Ultralife common stockholders – diluted	$.14	$(.07)	$.27	$.09

Weighted average shares outstanding – basic	16,664	16,646	16,660	16,638
Potential common shares	33	-	43	61
Weighted average shares outstanding - diluted	16,697	16,646	16,703	16,699

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine-month period ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES:
Net income	$4,430	$1,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,208	2,966
Amortization of intangible assets	802	1,226
Amortization of financing fees	198	199
Stock-based compensation	181	698
Deferred income taxes	490	124
Changes in operating assets and liabilities:
Accounts receivable	(1,828)	(1,435)
Inventories	(8,259)	(1,127)
Prepaid expenses and other assets	(741)	2,404
Accounts payable and other liabilities	2,032	2,944
Net cash provided by operating activities	513	9,501

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,814)	(2,990)
Proceeds from sale of equipment	-	4
Net cash used in investing activities	(1,814)	(2,986)

FINANCING ACTIVITIES:
Borrowings on credit facilities	9,500	-
Payments on credit facilities	(8,750)	(4,063)
Debt issuance costs	-	(24)
Proceeds from exercise of stock options	42	98
Net cash provided by (used in) financing activities	792	(3,989)

Effect of exchange rate changes on cash	(208)	(120)

(DECREASE) INCREASE IN CASH	(717)	2,406

Cash, Beginning of period	9,345	6,854
Cash, End of period	$8,628	$9,260

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share amounts) (Unaudited)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2024	21,069,079	$2,107	$191,828	$(4,006)	$(34,442)	$(21,492)	$192	$134,187
Net income					1,524		(22)	1,502
Stock option exercises	15,982	2	96					98
Stock-based compensation – stock options			570					570
Stock-based compensation - restricted stock			128					128
Foreign currency translation adjustments				948				948
Balance – September 30, 2025	21,085,061	$2,109	$192,622	$(3,058)	$(32,918)	$(21,492)	$170	$137,433

Balance – December 31, 2025	21,092,617	$2,109	$192,859	$(3,141)	$(40,340)	$(21,492)	$139	$130,134
Net income (loss)					4,460		(30)	4,430
Stock option exercises	7,809	1	41					42
Stock-based compensation – stock options			232					232
Stock-based compensation - restricted stock			(51)					(51)
Foreign currency translation adjustments				(150)				(150)
Balance – September 30, 2026	21,100,426	$2,110	$193,081	(3,291)	(35,880)	(21,492)	$109	$134,637

Balance – June 30, 2025	21,078,446	$2,108	$192,350	$(2,820)	$(31,698)	$(21,492)	$197	$138,645
Net income (loss)					(1,220)		(27)	(1,247)
Stock option exercises	6,615	1	36					37
Stock-based compensation – stock options			192					192
Stock-based compensation - restricted stock			44					44
Foreign currency translation adjustments				(238)				(238)
Balance – September 30, 2025	21,085,061	$2,109	$192,622	$(3,058)	$(32,918)	$(21,492)	$170	$137,433

Balance – June 30, 2026	21,099,383	$2,110	$192,983	$(2,846)	$(38,248)	$(21,492)	$94	$132,601
Net income (loss)					2,368		15	2,383
Stock option exercises	1,043	-	6					6
Stock-based compensation – stock options			77					77
Stock-based compensation - restricted stock			15					15
Foreign currency translation adjustments				(445)				(445)
Balance – September 30, 2026	21,100,426	$2,110	$193,081	$(3,291)	$(35,880)	$(21,492)	$109	$134,637

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

During the second quarter of 2026, the Company received cash refunds of previously paid IEEPA tariffs following legal developments related to the validity of certain IEEPA tariffs and the implementation of refund procedures by U.S. Customs and Border Protection. The Company accounts for IEEPA tariff refunds as gain contingencies and recognizes such amounts only when the related contingencies have been resolved and the amounts are realized or realizable. Accordingly, during the nine-month period ended September 30, 2026, the Company recognized a net refund of $1,102 as a reduction of cost of products sold, representing the recovery of tariff costs previously recognized in earnings. The tariff costs related to the refund recognized as a reduction of cost of products sold were not charged to customers and therefore not payable to customers. Additional refunds received related to tariff costs capitalized in inventory on hand at September 30, 2026 were recorded as a reduction of inventory and will be recognized in cost of products sold as the related inventory is sold in future periods. The refund was received in cash during the second quarter of 2026.

The Company continues to evaluate potential claims for additional IEEPA tariff refunds. Additional recoveries remain subject to governmental review, claim validation, administrative processing and ongoing legal proceedings. Accordingly, as of September 30, 2026, the Company had not recorded a receivable or recognized any amounts related to potential future IEEPA tariff recoveries as realization of such amounts is not considered sufficiently probable at this time.

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

As of September 30, 2026, the Company had $45,125 outstanding principal on the Term Loan, $3,125 of which is included in current portion of long-term debt on the consolidated balance sheets, and $5,875 outstanding on the Revolving Credit Facility. As of September 30, 2026, unamortized debt issuance costs associated with the Term Loan of $482 are classified on the consolidated balance sheets as a reduction of long-term debt, and unamortized debt issuance costs associated with the Revolving Credit Facility of $333 are classified on the consolidated balance sheets as other noncurrent assets. Debt issuance costs include lender fees and certain costs paid to third parties, including legal and accountant fees, and are amortized to interest expense over the term of the New Credit Agreement.

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

In addition to the customary affirmative and negative covenants, the Company must maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of equal to or greater than 1.15 to 1.00 for the fiscal quarter ending March 31, 2025, and for each fiscal quarter thereafter, as calculated for the four (4) consecutive fiscal quarters ending on such date, and a consolidated senior leverage ratio, as defined in the New Credit Agreement, not to exceed (i) 3.50 to 1.00 for the fiscal quarters ending March 31, 2025 through December 31, 2025, (ii) 3.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (iii) 3.00 to 1.00 for the fiscal quarter ending March 31, 2027 and on the last day of each fiscal quarter thereafter, for the remaining term of the New Credit Agreement. The Company was in full compliance with its covenants under the New Credit Agreement as of September 30, 2026.

Borrowings under the New Credit Agreement are secured by substantially all the assets of the Company and certain of its present and future subsidiaries who are or become parties to, or guarantors under the New Credit Agreement.

Interest will accrue on outstanding indebtedness under the Term Loan Facility and Revolving Credit Facilities at a variable rate of interest based on designated interest rate benchmarks plus a varying margin determined by reference to the consolidated total leverage ratio in effect from time to time. Our borrowing rate was 6.37% as of September 30, 2026.

The Company must pay a fee of twenty, twenty-five or thirty basis points (depending on the consolidated total leverage ratio in effect from time to time) based on the average daily unused availability under the Revolving Credit Facility.

The Company must make payments to the extent borrowings exceed the maximum amount then permitted to be borrowed and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations may be accelerated, and the Bank will have other customary remedies including resort to the security interest the Company provided to the Bank.

Future minimum principal repayment obligations on our New Credit Agreement as of September 30, 2026 are as follows:

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

For the three-month period ended September 30, 2026, there were 200,539 outstanding stock options and 19,043 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 33,430 potential common shares included in the calculation of diluted EPS. For the comparable three-month period ended September 30, 2025, there were no outstanding awards included in the calculation of diluted weighted average shares outstanding and no potential common shares included in the calculation of diluted EPS, as no securities were dilutive.

There were 644,533 outstanding stock options for the three-month period ended September 30, 2026, and 384,124 outstanding stock options for the comparable three-month period ended September 30, 2025, that were not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

For the nine-month period ended September 30, 2026, there were 210,539 outstanding stock options and 19,043 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 42,619 potential common shares included in the calculation of diluted EPS. For the comparable nine-month period ended September 30, 2025, there were 304,054 outstanding stock options and 34,819 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, resulting in 60,915 potential common shares included in the calculation of diluted EPS.

There were 634,533 and 683,043 outstanding stock options for the nine-month periods ended September 30, 2026 and 2025, respectively, not included in the calculation of diluted weighted average shares outstanding as the effect would be anti-dilutive.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Fair Value Measurements and Disclosures

The fair value of financial instruments approximated their carrying values at September 30, 2026, and December 31, 2025. The fair value of cash, accounts receivable, accounts payable, accrued liabilities, and the current portion of long-term debt approximates carrying value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Cash

The composition of the Company’s cash was as follows:

	September 30,	December 31,
	2026	2025
Cash	$7,628	$9,345
Restricted Cash	1,000	-
Total	$8,628	$9,345

During the third quarter of 2026, the Company’s Newark facility experienced a fire, and the Company expects the related losses to be covered by insurance, subject to a $250 deductible. As of September 30, 2026, the Company received a $1,000 advance payment from its insurance provider to cover costs for restoration efforts related to the fire. Restricted cash is included as a component of the cash balance for purposes of the consolidated statements of cash flows.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2026	2025
Raw materials	$49,069	$42,150
Work in process	6,647	4,045
Finished goods	6,598	7,813
Total	$62,314	$54,008

Property, Plant and Equipment, Net

Major classes of property, plant and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Land	$4,693	$4,693
Buildings and leasehold improvements	31,046	30,179
Machinery and equipment	64,548	63,556
Furniture and fixtures	3,260	3,195
Computer hardware and software	10,261	8,164
Construction in process	1,063	3,129
	114,871	112,916
Less: Accumulated depreciation	(75,860)	(72,519)
Property, plant and equipment, net	$39,011	$40,397

Depreciation expense for property, plant and equipment was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Depreciation expense	$1,098	$1,008	$3,208	$2,966

Goodwill

The following table summarizes the goodwill activity by segment for the nine-month period ended September 30, 2026:

	Battery & Energy	Communications
	Products	Systems	Total
Balance – December 31, 2025	$33,883	$11,493	$45,376
Effect of foreign currency translation	27	-	27
Balance – September 30, 2026	$33,910	$11,493	$45,403

Other Intangible Assets, Net

The composition of other intangible assets was:

	at September 30, 2026
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,295	$9,050	$9,245
Patents and technology	5,747	5,647	100
Other	1,500	724	776
Total other intangible assets	$25,542	$15,421	$10,121

	at December 31, 2025
		Accumulated
	Cost	Amortization	Net
Customer relationships	$18,333	$8,360	$9,973
Patents and technology	5,762	5,635	127
Other	1,500	667	833
Total other intangible assets	$25,595	$14,662	$10,933

The change in the cost of total intangible assets from December 31, 2025, to September 30, 2026, is the effect of foreign currency translations.

Amortization expense for other intangible assets was as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Amortization included in:
Selling, general and administrative	$262	$380	$787	$1,134
Research and development	5	31	15	92
Total amortization expense	$267	$411	$802	$1,226

5.	STOCK-BASED COMPENSATION

We recorded non-cash stock compensation expense in each period as follows:

	Three-month period ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Stock options	$77	$192	$232	$570
Restricted stock	15	44	(51)	128
Total	$92	$236	$181	$698

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2026, there was $154 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.7 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	967,351	$6.95
Granted	15,000	$6.12
Exercised	(7,809)	$5.39
Forfeited or expired	(129,470)	$8.09
Outstanding at September 30, 2026	845,072	$6.78	3.48	$229
Vested and expected to vest at September 30, 2026	791,526	$6.73	3.38	$228
Exercisable at September 30, 2026	620,731	$6.53	2.93	$224

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2026, and September 30, 2025, was $6 and $37, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2026, and September 30, 2025, was $42 and $98, respectively.

Restricted stock awards vest in equal annual installments over three (3) years. Unrecognized compensation cost related to unvested restricted shares at September 30, 2026, and 2025, respectively, was $44 and $126.

6.	INCOME TAXES

Our effective tax rate for the nine-month period ended September 30, 2026, and 2025 was 12.6% and 16.9%, respectively. The period-over-period change was primarily attributable to the geographic mix of our operating results and other income recognized on nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the three and nine-month periods ended September 30, 2026.

As of December 31, 2025, our federal net operating loss (“NOL”) carryforwards, state net operating loss carryforwards, and federal general business tax credit carryforwards were $9,400, $5,100 and $3,400, respectively. Our domestic net operating loss carryforwards begin to expire in 2031. Our federal general business tax credit carryforwards begin to expire in 2028. As of September 30, 2026, management has concluded it is more likely than not that these domestic NOL and credit carryforwards will be fully utilized.

As of September 30, 2026, for certain past operations in the U.K., we continue to report a valuation allowance for NOL carryforwards of approximately $10,000, nearly all of which can be carried forward indefinitely. Utilization of the net operating losses may be limited due to the change in the past U.K. operation and cannot currently be used to reduce taxable income at our other U.K. subsidiary, Accutronics Ltd. There are no other deferred tax assets related to the past U.K. operations.

As of September 30, 2026, we have not recognized a valuation allowance against our other foreign deferred tax assets, as realization is considered to be more likely than not.

As of September 30, 2026, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations, other than earnings generated in the U.K.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2026, and December 31, 2025.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for 2022 thru 2025 remain subject to IRS examination. Our U.S. tax matters for 2005-2007, 2009, and 2011-2015 also remain subject to IRS examination due to the remaining availability of net operating loss carryforwards generated in those years. Our U.S. tax matters for 2015 thru 2024 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2015 through 2024 remain subject to examination by the respective foreign tax jurisdiction authorities.

7.	OPERATING LEASES

The Company has operating leases predominantly for operating facilities. As of September 30, 2026, the remaining lease terms on our operating leases range from approximately one (1) year to six (6) years. Lease terms include renewal options reasonably certain of exercise. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants.

The components of lease expense for the current and prior-year comparative periods were as follows:

	Three-month periods ended		Nine-month periods ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$238	$290	$804	$887
Variable lease cost	32	27	93	72
Total lease cost	$270	$317	$897	$959

Supplemental cash flow information related to leases was as follows:

	Nine-month period ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$750	$928
Right-of-use assets obtained in exchange for lease liabilities:	$-	$-

Supplemental consolidated balance sheet information related to leases was as follows:

	Balance sheet classification	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use asset	Other noncurrent assets	$2,705	$3,344

Liabilities:
Current operating lease liability	Accrued expenses and other current liabilities	$918	$976
Operating lease liability, net of current portion	Other noncurrent liabilities	1,811	2,357
Total operating lease liability		$2,729	$3,333

Weighted-average remaining lease term (years)		3.5	4.1

Weighted-average discount rate		7.2%	7.1%

Future minimum lease payments as of September 30, 2026, are as follows:

Maturity of operating lease liabilities
2026	$236
2027	953
2028	942
2029	583
2030	151
Thereafter	189
Total lease payments	3,054
Less: Imputed interest	(325)
Present value of remaining lease payments	$2,729

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2026, we have made commitments to purchase approximately $734 of production machinery and equipment.

Product Warranties

We estimate future warranty costs to be incurred for product failure rates, material usage and service costs in the development of our warranty obligations. Estimated future costs are based on actual past experience and are generally estimated as a percentage of sales over the warranty period. Changes in our product warranty liability during the nine-month periods ended September 30, 2026 and 2025 were as follows:

	Nine-month period ended September 30,
	2026	2025
Accrued warranty obligations – beginning	$1,126	$887
Accruals for warranties issued	3	315
Settlements made	(260)	(199)
Accrued warranty obligations – ending	$869	$1,003

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

Separately priced extended warranty contracts are offered on certain Communications Systems products for a duration of up to eight (8) years. Extended warranties are treated as separate performance obligations and recognized to revenue evenly over the term of the respective contract. Revenue not yet recognized on extended warranty contracts is recorded as deferred revenue on the consolidated balance sheets. For the three and nine-month periods ended September 30, 2026, revenue recognized on extended warranties was $74 and $223, respectively. For the three and nine-month periods ended September 30, 2025, revenue recognized on extended warranties was $74 and $223, respectively.

As of September 30, 2026, there was deferred revenue on extended warranty contracts of $632, comprised of $278 expected to be recognized as revenue within one (1) year and classified as accrued expenses and other current liabilities on our consolidated balance sheets, and $354 expected to be recognized as revenue over the remaining duration of the respective contracts and classified as other noncurrent liabilities on our consolidated balance sheets.

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

As of September 30, 2026, and December 31, 2025, the Company had no other unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

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

The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Three-month period ended September 30, 2026:

	Battery & Energy Products	Communicat ions Systems	Corporate	Total
Revenues	$45,089	$3,182	$-	$48,271
Cost of products sold	(33,071)	(1,907)	-	(34,978)
Gross profit	12,018	1,275	-	13,293
Direct SG&A expenses	(3,966)	(389)	-	(4,355)
Research and development	(2,328)	(861)	-	(3,189)
Segment contribution	5,724	25	-	5,749
Corporate G&A expenses			(2,563)	(2,563)
Operating income				3,186
Other expenses, net			(441)	(441)
Income tax provision			(362)	(362)
Non-controlling interest			(15)	(15)
Net income attributable to Ultralife Corporation				$2,368

Total assets	$174,503	$26,362	$23,538	$224,403
Depreciation and amortization of intangible assets	$1,227	$32	$106	$1,365

Three-month period ended September 30, 2025:

	Battery & Energy Products	Communicat ions Systems	Corporate	Total
Revenues	$39,946	$3,425	$-	$43,371
Cost of products sold	(31,126)	(2,626)	-	(33,752)
Gross profit	8,820	799	-	9,619
Direct SG&A expenses	(3,689)	(439)	-	(4,128)
Research and development	(2,013)	(842)	-	(2,855)
Segment contribution	3,118	(482)	-	2,636
Corporate G&A expenses			(3,587)	(3,587)
Operating loss				(951)
Other expenses, net			(800)	(800)
Income tax benefit			504	504
Non-controlling interest			27	27
Net loss attributable to Ultralife Corporation				$(1,220)

Total assets	$170,091	$29,389	$22,766	$222,246
Depreciation and amortization of intangible assets	$1,321	$60	$38	$1,419

Nine-month period ended September 30, 2026:

	Battery & Energy Products	Communicat ions Systems	Corporate	Total
Revenues	$133,433	$10,226	$-	$143,659
Cost of products sold	(99,554)	(6,836)	-	(106,390)
Gross profit	33,879	3,390	-	37,269
Direct SG&A expenses	(12,434)	(1,086)	-	(13,520)
Research and development	(6,853)	(2,522)	-	(9,375)
Segment contribution	14,592	(218)	-	14,374
Corporate G&A expenses			(7,966)	(7,966)
Operating income				6,408
Other expenses, net			(1,340)	(1,340)
Income tax provision			(638)	(638)
Non-controlling interest			30	30
Net income attributable to Ultralife Corporation				$4,460

Total assets	$174,503	$26,362	$23,538	$224,403
Depreciation and amortization of intangible assets	$3,609	$138	$263	$4,010

Nine-month period ended September 30, 2025:

	Battery & Energy Products	Communicat ions Systems	Corporate	Total
Revenues	$132,134	$10,544	$-	$142,678
Cost of products sold	(101,039)	(7,674)	-	(108,713)
Gross profit	31,095	2,870	-	33,965
Direct SG&A expenses	(11,578)	(1,189)	-	(12,767)
Research and development	(5,098)	(2,479)	-	(7,577)
Segment contribution	14,419	(798)	-	13,621
Corporate G&A expenses			(8,917)	(8,917)
Operating income				4,704
Other expenses, net			(2,896)	(2,896)
Income tax provision			(306)	(306)
Non-controlling interest			22	22
Net income attributable to Ultralife Corporation				$1,524

Total assets	$170,091	$29,389	$22,766	$222,246
Depreciation and amortization of intangible assets	$3,907	$175	$110	$4,192

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-month period ended September 30, 2026:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$45,089	$26,408	$18,681
Communications Systems	3,182	-	3,182
Total	$48,271	$26,408	$21,863
		55%	45%

Three-month period ended September 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$39,946	$28,026	$11,920
Communications Systems	3,425	-	3,425
Total	$43,371	$28,026	$15,345
		65%	35%

Nine-month period ended September 30, 2026:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$133,433	$87,545	$45,888
Communications Systems	10,226	-	10,226
Total	$143,659	$87,545	$56,114
		61%	39%

Nine-month period ended September 30, 2025:

	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$132,134	$89,018	$43,116
Communications Systems	10,544	-	10,544
Total	$142,678	$89,018	$53,660
		62%	38%

U.S. and Non-U.S. Revenue Information1:

Three-month period ended September 30, 2026:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$45,089	$25,447	$19,642
Communications Systems	3,182	1,715	1,467
Total	$48,271	$27,162	$21,109
		56%	44%

Three-month period ended September 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$39,946	$28,724	$11,222
Communications Systems	3,425	3,250	175
Total	$43,371	$31,974	$11,397
		74%	26%

Nine-month period ended September 30, 2026:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$133,433	$80,447	$52,986
Communications Systems	10,226	6,618	3,608
Total	$143,659	$87,065	$56,594
		61%	39%

Nine-month period ended September 30, 2025:

	Total Revenue	United States	Non-United States
Battery & Energy Products	$132,134	$97,206	$34,928
Communications Systems	10,544	9,601	943
Total	$142,678	$106,807	$35,871
		75%	25%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects.

11.	SUBSEQUENT EVENTS

As previously announced, on October 27, 2026, Ultralife entered into an Agreement and Plan of Merger with EnerSys (NYSE: ENS) under which upon closing EnerSys will acquire Ultralife in an all-cash transaction valued at approximately $320 million, including the assumption of debt. Under the terms of the merger agreement, EnerSys, through a subsidiary, has commenced a tender offer to acquire all of the outstanding shares of Ultralife common stock at a price of $16.00 per share in cash at closing. The transaction is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of Ultralife’s common stock and receipt of applicable regulatory approvals, and is expected to close in the first quarter of calendar year 2027. Upon completion of the transaction, Ultralife Corporation’s common stock will no longer be listed on any public market.

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

As part of our strategic evolution, in October 2025, Ultralife decided to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife. This move reflects our commitment to clarity, consistency and amplified brand equity across all markets. By streamlining our global identity, we aim to strengthen customer recognition, enhance operational efficiency and better align to our customers’ needs with a singular, powerful brand narrative. To this end, the Accutronics, Southwest Electronic Energy, Excell Battery, McDowell Research and AMTI brands will no longer be emphasized. The Electrochem brand will remain, but as a product brand on select primary cells. We believe this transformation will position Ultralife for ongoing growth and stronger market impact as we continue to lead in mission critical battery and RF power solutions. This rebranding initiative had a non-cash impact of $12,181 reduction in the value of our tradename and trademark intangible assets recorded during our 2025 fourth quarter.

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

Overview

Consolidated revenues of $48,271 for the three-month period ended September 30, 2026, increased by $4,900 or 11.3%, over $43,371 for the three-month period ended September 30, 2025, reflecting an increase in government/defense sales of 42.5%, partially offset by a decrease in commercial sales of 5.8%.

Gross profit was $13,293, or 27.5% of revenue, for the three-month period ending September 30, 2026, compared to $9,619, or 22.2% of revenue, for the same quarter a year ago. The 530-basis point increase primarily resulted from progress in improving manufacturing efficiencies and vertical integration of our thionyl-chloride cells as well as favorable product mix.

Operating expenses were $10,107 for the three-month period ending September 30, 2026, compared to $10,570 for the three-month period ended September 30, 2025. The $463 or 4.4% reduction reflects a decrease in one-time, non-recurring costs primarily related to the closing of our Calgary facility and certain consulting costs to help expedite our gross margin improvement in the year-earlier period, partially offset by an increase in new product development costs related to continued investment in our product offering. Operating expenses for the 2026 three-month period were 20.9% of revenue compared to 24.4% of revenue for the year-earlier three-month period.

Operating income (loss) for the three-month period ended September 30, 2026, was $3,186, or 6.6% of revenues, compared to ($951), or (2.2%) of revenues, for the year-earlier period. The $4,137 improvement resulted from the sales growth of 11.3%, gross margin improvement of 530 basis points and leveraged spending by 350 basis points.

Other expense for the third quarter of 2026 was $441 compared to $800 for the year-earlier quarter. The decrease for the 2026 period primarily reflects lower interest expense for the financing of our Electrochem acquisition and the current period estimated portion of a refundable tax credit for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Tax Credit, established by the Inflation Reduction Act and running through 2032.

Net income (loss) attributable to Ultralife Corporation was $2,368, or $0.14 per share – basic and diluted, for the three-month period ended September 30, 2026, compared to ($1,220), or ($0.07) per share – basic and diluted, for the three-month period ended September 30, 2025.

Adjusted EBITDA, defined as net income attributable to Ultralife Corporation before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $5,636, or 11.7% of revenues, for the third quarter of 2026, compared to $2,048, or 4.7% of revenues, for the third quarter of 2025. See the section “Adjusted EBITDA” on page 29 for a reconciliation of adjusted EBITDA to net income attributable to Ultralife Corporation.

On October 27, 2026, Ultralife announced that it has agreed to be acquired by EnerSys (NYSE: ENS) in an all-cash transaction valued at approximately $320 million, including the assumption of net debt. The transaction is expected to close in the first quarter of 2027.

Proposed Acquisition of the Company

On October 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnerSys (“Parent”) and EnerSys Merger Sub (“Merger Sub”), a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub agreed to commence a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $.10 per share (the “Shares”), for $16.00 per Share in cash, without interest and subject to any applicable withholding taxes (the “Offer Price”). Following the successful completion of the Offer, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. The Merger is expected to be effected pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the Company’s stockholders, subject to the satisfaction or waiver of the applicable conditions set forth in the Merger Agreement.

The Offer Price represents a premium of approximately 166% over the closing price of the Shares of $6.01 on October 26, 2026, the last full trading day prior to the announcement of the Merger Agreement. The transaction is subject to the satisfaction or waiver of the conditions specified in the Merger Agreement, including the Minimum Condition, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and satisfaction of the applicable condition under the United Kingdom National Security and Investment Act 2021 (the “NSIA”).

The Company’s Board of Directors unanimously determined that the Merger Agreement, the Offer, the Merger and the other transactions contemplated thereby were advisable and fair to, and in the best interests of, the Company and its stockholders, approved the Merger Agreement and the transactions contemplated thereby, and recommended that the Company’s stockholders accept the Offer and tender their Shares to Merger Sub.

Concurrently with the execution of the Merger Agreement, certain stockholders of the Company, including Bradford T. Whitmore, the Chair of the Company’s Board of Directors, and certain entities and trusts affiliated with him (collectively, the “Supporting Stockholders”), entered into a Tender and Support Agreement with Parent and Merger Sub (the “Support Agreement”). As of the date of the Merger Agreement, the Supporting Stockholders collectively beneficially owned 6,708,835 Shares, representing approximately 40.3% of the outstanding Shares. Pursuant to the Support Agreement, the Supporting Stockholders agreed, subject to specified exceptions and conditions, to tender and not withdraw their Shares in the Offer and to comply with certain voting, transfer and other restrictions. The Shares subject to the Support Agreement do not, without the tender of additional Shares by other stockholders, satisfy the Minimum Condition.

As of the date of this Quarterly Report on Form 10-Q, the Offer and the Merger have not been consummated. The Company cannot assure that the conditions to the Offer and the Merger will be satisfied or waived or that the transactions will be completed within the anticipated timeframe or at all. The transaction remains subject to the terms and conditions of the Merger Agreement, including applicable regulatory requirements.

Expected Effects of the Transaction on the Company

Upon consummation of the Offer and the Merger, the Company will become a wholly owned subsidiary of Parent, and the holders of Shares immediately prior to the Effective Time will generally be entitled to receive $16.00 in cash for each Share held, other than Shares subject to specified exceptions under the Merger Agreement. Shares not tendered in the Offer will generally be converted into the right to receive the same cash consideration upon consummation of the Merger, subject to the terms of the Merger Agreement.

Following the Effective Time, the Company’s Shares are expected to be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as practicable and, in any event, within 10 days after the Closing Date. Accordingly, upon completion of the transaction, the Company’s Shares will no longer be publicly traded, and the Company will no longer have the same access to the public equity markets as an independent, publicly traded company.

The transaction is expected to result in a change in the Company’s ownership and governance structure. The extent to which the transaction will affect the Company’s operations, business strategy, capital allocation, financing arrangements and future financial performance will depend on Parent’s plans following the Closing Date. The Company cannot predict the extent or timing of any such changes at this time.

Treatment of Company Equity Awards

Under the Merger Agreement, each outstanding stock option to purchase Shares (a “Company Stock Option”) with an exercise price below the Offer Price will automatically vest in full immediately prior to the Effective Time and be canceled in exchange for a cash payment equal to the excess of the Offer Price over the applicable exercise price, multiplied by the number of Shares subject to the option, subject to applicable withholding taxes. Such payments will be made reasonably promptly following the Effective Time and, in any event, no later than thirty (30) business days after the Effective Time.

Each outstanding Company Stock Option with an exercise price equal to or greater than the Offer Price will be canceled for no consideration, whether vested or unvested. Based on the Company’s records, no outstanding Company Stock Option has an exercise price equal to or greater than $16.00 per Share.

Each outstanding share of restricted stock, whether vested or unvested, will automatically vest in full immediately prior to the Effective Time and be canceled in exchange for a cash payment equal to the Offer Price, subject to applicable withholding taxes. Such payments will be made at or reasonably promptly following the Effective Time and, in any event, no later than thirty (30) business days after the Effective Time.

Parent will not assume any Company equity award or substitute any similar award representing Parent equity. Each of the Company’s equity compensation plans will terminate effective no later than immediately prior to the Effective Time.

The Company expects to recognize incremental stock based compensation expense in connection with the acceleration and settlement of outstanding equity awards, subject to the final determination of the applicable accounting treatment and the timing of the consummation of the transaction. The amount and timing of any such expense will depend on the outstanding awards at the Effective Time, the applicable exercise prices, the remaining unrecognized compensation cost and the accounting requirements applicable to the transaction.

Employee Benefits and Executive Compensation

Under the Merger Agreement, Parent has agreed, subject to the terms of the Merger Agreement and any applicable written agreements, to maintain during the period beginning on the Closing Date and ending on the first anniversary of the Closing Date (or, if earlier, the applicable employee’s termination of employment) base salaries or hourly wages and employee benefits for employees of the Company and its subsidiaries who are employed at the Effective Time that are, in the aggregate, substantially comparable to those provided immediately prior to the Effective Time. These commitments exclude certain benefits and compensation arrangements, including equity-based compensation, transaction-related bonuses, nonqualified deferred compensation, severance, defined benefit pension and retiree medical benefits.

Parent has also agreed to recognize prior service with the Company for specified eligibility, vesting, vacation and severance purposes, subject to customary exceptions, and to honor certain existing change-in-control, retention, transaction bonus and other transaction-related payment obligations to the extent triggered and payable following the Effective Time. In addition, subject to the terms of the Merger Agreement, Covered Employees whose employment is involuntarily terminated without cause during the applicable continuation period will be entitled to severance payments and benefits on terms no less favorable than those under the Company’s existing severance policies immediately prior to the Effective Time.

The Merger Agreement also provides for the indemnification of current and former directors and officers of the Company and its subsidiaries for specified matters arising from events occurring at or prior to the Effective Time, the continuation of certain indemnification and exculpation provisions in the organizational documents of the surviving corporation and its subsidiaries, and the maintenance of directors’ and officers’ liability insurance coverage for a period of six years following the Closing Date, subject to specified limitations.

Transaction Expenses

In connection with the proposed transaction, the Company expects to incur transaction-related expenses, including legal, financial advisory, accounting and other professional fees. The amount and timing of these expenses will depend on the progress and ultimate consummation of the transaction and the services provided by the Company’s advisors.

The recognition of transaction-related expenses will depend on the nature of the services received and the applicable accounting requirements. The Company will continue to evaluate the appropriate classification and timing of such expenses as additional information becomes available.

Liquidity and Capital Resources

The Company is evaluating the potential effects of the proposed transaction on its liquidity and capital resources. The transaction consideration payable to the Company’s stockholders will be funded in accordance with the terms of the Merger Agreement and the arrangements made by Parent and Merger Sub. The Merger Agreement does not contain a financing condition to the Offer.

The Company’s obligations in connection with the transaction include certain transaction-related expenses and, in specified circumstances, a termination fee. Under the Merger Agreement, the Company may be required to pay Parent a termination fee of $10.3 million in certain circumstances, including in connection with a qualifying alternative acquisition proposal and the termination of the Merger Agreement under specified conditions. In addition, Parent may be required to pay the Company a reverse termination fee of $10.3 million in specified antitrust-related circumstances.

The payment of either termination fee is contingent upon the occurrence of the applicable circumstances described in the Merger Agreement. As of the filing of this Form 10Q, no termination fee was payable.

The Company’s liquidity and capital resources prior to the consummation of the transaction will continue to be affected by its operating results, working capital requirements, capital expenditures, debt obligations and other ordinary-course business activities, as well as transaction-related expenses. The Merger Agreement also contains customary interim operating covenants that restrict the Company’s ability to take certain actions before the Effective Time without Parent’s consent, subject to specified exceptions. These restrictions may limit the Company’s flexibility to pursue certain business opportunities, make investments or undertake certain financing or other corporate actions before the transaction is completed.

The Company will continue to monitor its liquidity and capital requirements throughout the pendency of the transaction. The Company cannot assure that the transaction will be consummated or that the transaction will be completed within the anticipated timeframe.

Regulatory Approvals and Conditions to Closing

The Offer and the Merger are subject to certain regulatory approvals and other closing conditions. Under the HSR Act, the Offer may not be consummated until the expiration or early termination of the applicable waiting period following the filing of the required notification and report forms with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission. The Merger Agreement requires the Company and Parent to make the required HSR Act filings within ten (10) business days after the date of the Merger Agreement and to use reasonable best efforts to obtain required regulatory approvals and clearances, subject to the limitations set forth in the Merger Agreement.

The transaction is also subject to the applicable condition under the NSIA. The parties have agreed to use reasonable best efforts to obtain the required clearance, subject to the limitations set forth in the Merger Agreement. There can be no assurance that the required regulatory clearances will be obtained on a timely basis or at all, or that any required clearance will not be subject to conditions that are unacceptable to Parent.

Although Parent and Merger Sub are required to use reasonable best efforts to obtain required regulatory approvals, they are not required under the Merger Agreement to agree to divestitures, licenses, hold-separate arrangements, behavioral remedies or other specified remedies or restrictions in order to obtain such approvals. Accordingly, the timing and outcome of the regulatory review remain uncertain.

The completion of the Offer and the Merger is also subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement, including the Minimum Condition and the absence of certain legal restraints. Failure to satisfy or waive the applicable conditions could delay or prevent the consummation of the transaction.

Risks and Uncertainties Associated with the Proposed Transaction

The proposed transaction presents certain risks and uncertainties that could affect the Company’s business, operating results and financial condition during the period before completion and, if the transaction is not consummated, thereafter. These risks include, among others, the following:

•           Completion risk. There can be no assurance that the Offer and the Merger will be completed, that the conditions to completion will be satisfied or waived, or that the transaction will be completed within the anticipated timeframe. If the transaction is not consummated, the Company may incur substantial transaction expenses without realizing the anticipated benefits of the transaction.

•           Regulatory risk. The Offer and the Merger are subject to regulatory requirements, including the HSR Act and the NSIA. Delays in obtaining the required clearances, the imposition of unacceptable conditions or the failure to obtain the required clearances could delay or prevent completion of the transaction.

•           Business disruption. The pendency of the transaction may divert management’s attention from the Company’s day-to-day operations and create uncertainty among employees, customers, suppliers and other business partners. These factors could adversely affect the Company’s operating performance and business relationships.

•           Operating restrictions. The interim operating covenants in the Merger Agreement restrict the Company’s ability to take certain actions without Parent’s consent. These restrictions may limit the Company’s flexibility to respond to changing business conditions or pursue certain opportunities before the transaction is completed.

•           Transaction costs. The Company expects to incur additional legal, financial advisory and other professional fees in connection with the transaction. If the transaction is delayed or not consummated, certain of these expenses may not be recoverable.

•           Termination risk. The Merger Agreement may be terminated under specified circumstances. Depending on the circumstances, termination may require the Company or Parent to pay a termination fee or reverse termination fee, respectively, and could adversely affect the Company’s financial condition and stock price.

•           Uncertainty regarding future operations. The Company’s future operating strategy, capital allocation and business plans following completion of the transaction will be determined in light of Parent’s plans and the circumstances existing at that time. The Company cannot predict the full extent of the changes that may result from the transaction.

If the transaction is consummated, the Company’s stockholders will receive the applicable cash consideration and will no longer participate in the future earnings, growth or other benefits of owning equity in the Company. If the transaction is not consummated, the Company will continue to operate as an independent company, subject to the risks associated with its business, financial condition and operating environment, as well as the potential effects of the failed transaction.

The Company will continue to evaluate the transaction and its potential effects on the Company’s financial position, results of operations and liquidity as the transaction progresses. Additional information regarding the Merger Agreement, the Offer, the Merger and the associated risks is included in the Company’s filings with the Securities and Exchange Commission, including the Company’s Schedule 14D-9 and Current Reports on Form 8-K, as applicable.

Results of Operations

Three-Month Periods Ended September 30, 2026, and September 30, 2025

Revenues. Consolidated revenues for the three-month period ending September 30, 2026 were $48,271, an increase of $4,900, or 11.3%, over $43,371 for the three-month period ended September 30, 2025. Overall, government/defense sales increased 42.5% and commercial sales decreased 5.8%.

Battery & Energy Products revenues increased $5,142, or 12.9%, from $39,946 for the three-month period ended September 30, 2025 to $45,088 for the three-month period ended September 30, 2026. The year-over-year increase reflects 56.7% growth in government/defense sales due primarily to a large order for conformal wearable batteries, partially offset by 5.8% decrease in commercial sales primarily resulting from softness in the global oil & gas market resulting in a 10.1% decline for that market.

Communications Systems sales decreased $242, or 7.1%, from $3,425 for the three-month period ended September 30, 2025 to $3,183 for the three-month period ended September 30, 2026 due to the timing of orders.

Our total backlog, which consists of unfilled orders or contracts for shipments in future periods, exiting the third quarter of 2026 was $136.0 million, the highest level in the Company’s history, compared to $117.5 million exiting the second quarter of 2026 and $90.3 million exiting the third quarter of 2025.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $34,978 for the quarter ended September 30, 2026, an increase of $1,226, or 3.6%, from the $33,752 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 77.8% for the three-month period ended September 30, 2025 to 72.5% for the three-month period ended September 30, 2026. Correspondingly, consolidated gross margin increased from 22.2% for the three-month period ended September 30, 2025, to 27.5% for the three-month period ended September 30, 2026, primarily reflecting improved manufacturing efficiencies, increased vertical integration of thionyl chloride cells for our oil & gas business and favorable sales product mix.

For our Battery & Energy Products segment, gross profit for the third quarter of 2026 was $12,016, an increase of $3,196 or 36.2% from gross profit of $8,820 for the third quarter of 2025. Battery & Energy Products’ gross margin of 26.7% increased by 460-basis points from the 22.1% gross margin for the year-earlier period, primarily due to sales mix reflecting the 56.7% increase in government/defense sales driven by shipments of conformal wearable batteries and, an almost ten-fold increase in the vertical integration of thionyl chloride cells for our oil & gas business.

For our Communications Systems segment, gross profit for the third quarter of 2026 was $1,277 or 40.1% of revenues, compared to gross profit of $799 or 23.3% of revenues for the third quarter of 2025. The 1,680-basis point increase primarily resulted from favorable sales mix and lower warranty costs.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2026 were $10,107, a decrease of $463 or 4.4% from the $10,570 for the three-month period ended September 30, 2025. The decrease is primarily attributable to lower one-time, non-recurring costs related to the closing of our Calgary facility and certain consulting costs to help expedite our gross margin improvement in the year-earlier period.

Overall, operating expenses were 20.9% of revenue for the quarter ending September 30, 2026 compared to 24.4% of revenue for the quarter ended September 30, 2025. Amortization expense associated with intangible assets related to our acquisitions was $267 for the third quarter of 2026 ($262 in selling, general and administrative expenses and $5 in research and development costs), compared with $411 for the third quarter of 2025 ($380 in selling, general, and administrative expenses and $31 in research and development costs). The year-over-year decline in amortization expenses resulted from our decision in the 2025 fourth quarter to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, and the ensuing write-down of tradenames and trademarks associated with our sub-brands during that period. Research and development costs were $3,189 for the three-month period ended September 30, 2026, an increase of $334 or 11.7%, from $2,855 for the three-month period ended September 30, 2025. The increase is attributable to higher new product development costs related to continued investment in our product offering as we aggressively pursue both government/defense and commercial opportunities. Excluding one-time non-recurring costs, selling, general, and administrative expenses were $6,390 for the three-month period ended September 30, 2026, a decrease of $240 or 3.6% from $6,630 for the third quarter of 2025. The period-over-period decrease was primarily attributable to lower discretionary spending.

Other Expense. Other expense totaled $441 for the three-month period ended September 30, 2026 compared to $800 for the three-month period ended September 30, 2025. Interest and financing expense decreased $71 or 7.2%, from $992 for the third quarter of 2025 to $921 for the comparable period in 2026, resulting from the continued paydown of the term loan financing of the Electrochem acquisition on October 31, 2024. Miscellaneous (income) expense amounted to ($480) for the third quarter of 2026 compared to ($192) for the third quarter of 2025, primarily attributable to refundable tax credits for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act which runs through 2032, and foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. For the three-month period ended September 30, 2026, Ultralife recognized an income tax provision of $362, comprised of a current tax provision of $67 and a deferred tax provision of $295 which primarily represents non-cash charges for U.S. taxes which we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. This compares to a tax benefit of ($504) comprised of a current tax benefit of ($19) and a deferred tax benefit of ($485) for the three-month period ended September 30, 2025.  Our effective tax rate was 13.2% for the third quarter of 2026 as compared to 28.8% for the third quarter of 2025, primarily attributable to the geographic mix of our operating results and other income recognized on the nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife Corporation. Net income attributable to Ultralife Corporation was $2,368, or $0.14 per share – basic and diluted, for the three-month period ended September 30, 2026, compared to net (loss) of ($1,220), or ($0.07) per share – basic and diluted, for the three-month period ended September 30, 2025.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,646,336 for the third quarter of 2025 to 16,697,232 for the third quarter of 2026. The increase is attributable to stock option exercises since the third quarter of 2025 as well as the loss incurred in the 2025 period resulting in the use of weighted average basic share outstanding for that period. For the third quarter of 2026, dilutive shares of 33,430 were added to basic weighted average shares.

Nine-Month Periods Ended September 30, 2026, and September 30, 2025

Revenues. Consolidated revenues for the nine-month period ended September 30, 2026 were $143,659 an increase of $981, or 0.7%, over $142,678 for the nine-month period ended September 30, 2025. Overall, government/defense sales increased $2,454 or 4.6% and commercial sales decreased $1,473 or 1.7%.

Battery & Energy Products revenues increased $1,299, or 1.0%, from $132,134 for the nine-month period ended September 30, 2025 to $133,433 for the nine-month period ended September 30, 2026. The increase is attributable to a $2,772 or 6.4% increase in government/defense sales primarily reflecting shipments of our conformal wearable batteries to an allied country, partially offset by a $1,473 or 1.7% decline in commercial sales. The commercial sales decline resulted from a $3,500 decline in oil & gas sales due to the impact of geopolitical factors on the market, partially offset by an increase of $1,483 in industrial and an increase of $544 in medical sales. Commercial sales were impacted in 2026 by lost production days due to the failure of the substation providing power to our Newark, NY facility and winter blizzards and a prolonged shutdown to conduct a comprehensive physical inventory at our Raynham, MA facility during the first quarter of 2026.

Communications Systems revenues decreased $318 or 3.0%, from $10,544 for the nine-month period ended September 30, 2025 to $10,226 for the nine-month period ended September 30, 2026. The decrease was primarily attributable to shipments in the prior year to a major international defense contractor and the timing of expected orders in the current period.

Cost of Products Sold / Gross Profit.  Cost of products sold totaled $106,390 for the nine-month period ended September 30, 2026, a decrease of $2,323, or 2.1%, from the $108,713 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.2% for the nine-month period ended September 30, 2025 to 74.1% for the nine-month period ended September 30, 2026. Correspondingly, consolidated gross margin increased from 23.8% for the nine-month period ended September 30, 2025, to 25.9% for the nine-month period ended September 30, 2026, primarily reflecting favorable sales product mix, increased vertical integration in the production of thionyl chloride cells for our oil & gas business and the net refund of IEEPA tariffs of $1,102 in the second quarter which had been recognized as net costs in previous periods.

For our Battery & Energy Products segment, gross profit for the first nine months of 2026 was $33,879, an increase of $2,784 or 9.0% from gross profit of $31,095 for the first nine months of 2025. Battery & Energy Products’ gross margin of 25.4% increased by 190-basis points from the 23.5% gross margin for the year-earlier period, primarily due to sales mix, greater vertical integration of thionyl chloride cells and the net refund of IEEPA tariffs.

For our Communications Systems segment, gross profit for the first nine months of 2026 was $3,390 or 33.2% of revenues, compared to gross profit of $2,870 or 27.2% of revenues for the first nine months of 2025. The 600-basis point increase in gross margin was primarily due to favorable sales mix and lower warranty costs.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2026 were $30,861, an increase of $1,600 or 5.5% from the $29,261 for the nine-month period ended September 30, 2025. The increase is primarily attributable to a 23.0% increase in new product development costs related to continued investment in our product offerings and certain one-time, non-recurring expenses of $2,184, compared to $1,604 for the year-earlier quarter, primarily related to litigation expenses incurred for our cyber-insurance claim, certain consulting costs to help expedite gross margin improvement at our two largest manufacturing facilities and other non-recurring costs causing losses in production days. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.5% for the nine-month period ended September 30, 2026 compared to 20.5% for the nine-month period ended September 30, 2025. Amortization expense associated with intangible assets related to our acquisitions was $802 for the first nine months of 2026 ($787 in selling, general and administrative expenses and $15 in research and development costs), compared with $1,226 for the first nine months of 2025 ($1,134 in selling, general, and administrative expenses and $92 in research and development costs). The year-over-year decline in amortization expenses resulted from our decision in the 2025 fourth quarter to undergo a comprehensive rebranding initiative that consolidates all sub-brands under a singular, unified master brand – Ultralife, and the ensuing write-down of tradenames and trademarks associated with out sub-brands during that period. Research and development costs were $9,375 for the nine-month period ended September 30, 2026, an increase of $1,798 or 23.7%, from $7,577 for the nine months ended September 30, 2025. Selling, general, and administrative expenses decreased $198, or 0.9%, from $21,684 for the first nine months of 2025 to $21,486 for the first nine months of 2026. The period-over-period decrease was primarily attributable to reduced discretionary spending.

Other Expense. Other expense totaled $1,340 for the nine-month period ended September 30, 2026 compared to $2,896 for the nine-month period ended September 30, 2025. Interest and financing expense decreased $388, or 12.9%, from $3,016 for the first nine months of 2025 to $2,628 for the comparable period in 2026 resulting from the continued paydown of the term loan financing of the Electrochem acquisition on October 31, 2024. Miscellaneous (income) expense amounted to ($1,288) for the first nine months of 2026 compared to ($120) for the first nine months of 2025, primarily attributable to refundable tax credits for certain qualifying battery cells and packs we manufacture under the 45X Advanced Manufacturing Production Credit, established by the Inflation Reduction Act which runs through 2032. In addition, both periods reflect foreign exchange gains and losses due to fluctuations in foreign currency exchange rates.

Income Taxes. The income tax provision for the 2026 nine-month period was $638 compared to $306 for the 2025 nine-month period. Our effective tax rate decreased to 12.6% from 16.9% for the 2026 period, primarily due to the geographic mix of our operating results and other income recognized on the nontaxable refundable tax credits under the 45X Advanced Manufacturing Production Credit. The income tax provision for the first nine months of 2026 is comprised of a $148 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $490 deferred tax provision which primarily represents non-cash charges for U.S. income taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. For the comparable 2025 period, the income tax provision was comprised of a $182 current provision for taxes expected to be paid on income primarily in foreign jurisdictions and a $124 deferred tax provision which primarily represents non-cash charges for U.S. taxes that we expect will be fully offset by net operating loss carryforwards and other tax credits for the foreseeable future. See Note 6 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $4,460, or $0.27 per share – basic and diluted for the nine-month period ended September 30, 2026, compared to $1,524, or $0.09 per share – basic and diluted, for the nine-month period ended September 30, 2025.

Weighted average shares outstanding used to compute diluted earnings per share increased from 16,698,915 for the first nine months of 2025 to 16,702,390 for the first nine months of 2026. The increase is attributable to stock option exercises since the third quarter of 2025, offset by a decrease in the average stock price used to compute diluted shares from $6.77 for the nine-month period ended September 30, 2025 to $6.33 for the nine-month period ended September 30, 2026. Accordingly diluted shares of 42,619 were added to basic weighted average shares in 2026 compared to 60,915 in 2025.

Adjusted EBITDA

In evaluating our business, we consider and use adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define adjusted EBITDA as net income (loss) attributable to Ultralife Corporation before interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing continuing operations. We also use adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We believe the use of adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. Adjusted EBITDA should not be considered in isolation, as a substitute for, or superior to net income, operating income, cash flows from operating activities or any other measure of financial performance, including specifically, but not exclusively, as a measure of liquidity, prepared in accordance with GAAP. We also present adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile adjusted EBITDA to net income (loss) attributable to Ultralife Corporation, the most comparable financial measure under GAAP.

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

Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net income (loss) attributable to Ultralife Corporation	$2,368	$(1,220)	$4,460	$1,524
Adjustments:
Interest expense	921	992	2,628	3,016
Income tax provision	362	(504)	638	306
Depreciation expense	1,098	1,008	3,208	2,966
Amortization expense	267	411	802	1,226
Stock-based compensation expense	92	236	181	698
Other non-recurring costs	278	594	2,009	1,112
One-time events impacting production	250	-	1,067	-
Severance cost for plant closure	-	491	-	641
Non-cash purchase accounting adjustments	-	40	-	120
Adjusted EBITDA	$5,636	$2,048	$14,993	$11,609

Liquidity and Capital Resources

As of September 30, 2026, cash totaled $8,628, as compared to $9,345 at December 31, 2025.

For the nine-month period ended September 30, 2026, cash generated from operations was $224, as compared to $9,501 generated for the nine-month period ended September 30, 2025. For the 2026 period, cash generated from operations was comprised of net income of $4,430 plus non-cash items totaling $4,879 for depreciation, amortization, stock-based compensation, and deferred taxes, offset by decrease of $9,085 attributable to working capital driven primarily by an increase in inventory to service our customer backlog.

Cash used in investing activities for the nine months ended September 30, 2026, was $1,587 for capital expenditures, primarily reflecting investments in equipment for new products transitioning to higher-volume manufacturing.

Cash provided by financing activities for the nine months ended September 30, 2026, was $792, representing a $9,500 borrowing on the credit facilities offset by an $8,750 reduction in our outstanding debt. Additionally, $42 of cash was generated from employee stock option exercise proceeds during the period.

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

Commitments

As of September 30, 2026, the Company had $45,125 outstanding on the Term Loan and $5,875 outstanding on the Revolving Credit Facility. The Company was in full compliance with its debt covenants under the Revolving Credit Facility and Term Loan as of September 30, 2026.

As of September 30, 2026, we have made commitments to purchase approximately $734 of production machinery and equipment.

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

During the first nine months of 2026, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Management has concluded that our disclosure control and procedures were not effective as of September 30, 2026, because of the existing material weakness in our internal control over financial reporting as described below.

Notwithstanding the material weakness identified, management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting. As a result of the material weakness identified, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The material weakness was not yet fully remediated as of September 30, 2026.

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

During the first nine months of 2026 and through the date of this Quarterly Report on Form 10-Q, management continues to develop and is actively implementing corrective actions to remediate the identified ITGC deficiencies. The Company is conducting a comprehensive risk-based evaluation of user access to our key IT applications to ensure that access is appropriately administered. Access will be restricted to the extent possible, and monitoring or other mitigating controls will be implemented to address instances, if any, where system-level segregation may not be feasible. Steps have been taken to restrict certain user access and to evaluate activity logs through the period that such access was deemed to have not been appropriately restricted. Additionally, we are in the process of formalizing our user access reviews and requiring that they are performed on a more frequent and timely basis.

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

PART II.         OTHER INFORMATION

Item 6.	Exhibits

Exhibit Index	Exhibit Description	Incorporated by Reference from
2.1	Agreement and Plan of Merger, dated as of October 27, 2026, by and among EnerSys, EnerSys Mergersub Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 8-K filed on October 28, 2026
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: November 5, 2026	By:	/s/ Michael E. Manna
Michael E. Manna
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)